Form 10-Q
period 2025-09-30
Rithm Perpetual Life Residential Trust
filed 2026-01-14
CIK 2081628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from to .
Commission file number 000-56783

Rithm Perpetual Life Residential Trust
(Exact name of Registrant as specified in Its Charter)

Maryland	799 Broadway New York, NY 10003	39-7059385
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices) (Zip Code)	(I.R.S. Employer Identification No.)
Registrant’s telephone number, including area code: (212) 850-7770

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 14, 2026, the registrant had 3,550,500 common shares of beneficial interest, $0.01 par value per share, outstanding consisting of 3,342,900 Class J common shares and 207,600 Class E common shares.

i

PART IFINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS
Rithm Perpetual Life Residential Trust
Balance Sheet As of September 30, 2025 (Unaudited)

ASSETS
Cash and cash equivalents	$2,004
Total assets	$2,004
LIABILITIES AND EQUITY
Total liabilities	$-
Commitments and contingencies (Note 6)	-
Equity
Common shares, $0.01 par value, 100 shares issued (Note 3)	1
Additional paid-in capital	1,999
Retained earnings	4
Total stockholder's equity	$2,004
Total liabilities and stockholder's equity	$2,004

See notes to financial statements.

Rithm Perpetual Life Residential Trust
Statement of Operations For The Period From July 31, 2025 through September 30, 2025 (Unaudited)

Revenues
Other revenues	$4
Total revenues	4
Expenses
Total expenses	-
Net income	$4

Net Income per Share of Common Stock
Basic	$0.04
Diluted	$0.04
Weighted Average Number of Shares of Common Stock Outstanding
Basic	100
Diluted	100

See notes to financial statements.

Rithm Perpetual Life Residential Trust
Statement of Changes in Stockholder's Equity For The Period From July 31, 2025 through September 30, 2025 (Unaudited)

	Common Shares
	Shares	Amount	Additional Paid in Capital	Retained Earnings	Total Stockholder's Equity
Balance at July 31, 2025	-	$-	$-	$-	$-
Common stock issued	100	1	1,999	4	2,004
Balance at September 30, 2025	100	$1	$1,999	$4	$2,004

See notes to financial statements.

Rithm Perpetual Life Residential Trust
Statement of Cash Flows For The Period From July 31, 2025 Through September 30, 2025 (Unaudited)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income	$4
Net cash provided by operating activities	4
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,000
Net cash provided by financing activities	2,000
Net increase in cash and cash equivalents	2,004
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$2,004

See notes to financial statements.

Rithm Perpetual Life Residential Trust
Notes to Financial Statements
1. ORGANIZATION
Rithm Perpetual Life Residential Trust (the “Company”) was formed on July 31, 2025 as a Maryland statutory trust and intends to elect and qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2025. The Company’s sponsor is Rithm Capital Corp. (“Rithm” or the “Sponsor”). RCM GA Manager LLC (the “Adviser”), an affiliate of Rithm, will serve as the external adviser to the Company pursuant to the advisory agreement between the Company and the Adviser (the “Management Agreement”). The Company will become a "publicly offered REIT" upon filing of its 2025 federal tax return.
The Company’s investment strategy is to invest primarily in North America in asset-based finance opportunities. The Company intends to initially focus on residential transitional loans ("RTLs"), which are generally short-term loans to finance a property's acquisition or rehabilitation, and also invest across a range of other assets and investment types, including, but not limited to, investments in non-qualified mortgage loans, scratch-and-dent loans which are loans that have become ineligible for sale to government-sponsored entities, non-performing loans and reperforming loans, closed-end second loans, manufactured housing loans, synthetic and/or credit risk transfers, consumer loans, equity and other securities, including collateralized loan obligation securities and other collateralized products, and other opportunistic credit investments, in each case subject to compliance with the applicable REIT tax requirements and the applicable provisions of the U.S. Investment Company Act of 1940, as amended and the rules thereunder. Such investments may take the form of debt securities, warrants, options, other derivative instruments and other asset types, including equity-linked securities and, on an opportunistic basis, equity securities. No investments have been purchased or contracted to be purchased as of the balance sheet date.
The Company will be a “perpetual-life REIT,” meaning the Company will be an investment vehicle of indefinite duration, whose common shares are intended to be sold periodically on a continuous basis at a price generally equal to the Company’s prior period net asset value (“NAV”) per share.
On September 12, 2025 (date of initial capitalization), Rithm Perpetual Life Residential Investor LLC, an affiliate of the Sponsor, invested an aggregate of $2,000 to capitalize the Company, for 100 common shares of beneficial interest, par value $0.01 per share, of the Company.
2. SIGNIFICANT ACCOUNTING POLICIES
The Company believes the following significant accounting policies, among others, affect its significant estimates and assumptions used in the preparation of the financial statements.
Basis of Accounting — The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature.
Use of Estimates — The preparation of the financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the financial statements are reasonable. Actual results could differ from those estimates, and such differences could be material.
Cash and Cash Equivalents — Cash and cash equivalents includes cash maintained in one or more custodian bank accounts. As of September 30, 2025, there was no restricted cash. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.

Income Tax Information — The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2025. A REIT is subject to several organizational and operational requirements including that it must distribute at least 90% of its REIT taxable income to its shareholders each year.
Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Earnings Per Share — Basic net income per share is computed by dividing net income by the weighted-average number of common shares of beneficial interest outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for potentially dilutive securities.
The Company had no potentially dilutive securities outstanding for the period presented; therefore, diluted net income per share equals basic net income per share.
Shareholder Servicing Fees — The Company pays shareholder servicing fees over time for ongoing services rendered to shareholders by participating broker-dealers or financial intermediaries. These fees are calculated as a percentage of the aggregate NAV of outstanding shares and paid monthly in arrears. Class S and Class T shares are subject to shareholder servicing fees of 0.85% per annum, Class D shares are subject to 0.25% per annum, and Class J and Class J-2 shares are subject to distribution fees of up to 0.625% per annum, capped at 50% of the aggregate of the management and distribution fees attributable to such shares. Class I and Class E shares are not subject to shareholder servicing or distribution fees. Shares acquired through the distribution reinvestment plan are subject to the same ongoing fees as the original share class but are not subject to upfront fees. In certain arrangements, shares may convert into Class I shares if total fees reach agreed-upon thresholds or if broker-dealer eligibility lapses.
Organization and Offering Expenses — The Adviser will advance all of the Company’s organization and offering expenses through the earlier of (i) the date that the Company’s aggregate NAV is at least $200 million and (ii) the first anniversary of the date on which the Company first calculates NAV. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the date on which the Adviser stops advancing organization and offering expenses per the prior sentence. Thereafter, the Company will reimburse the Adviser for any organization and offering expenses as and when incurred. The reimbursements may be paid, at the Adviser’s election, in cash or Class E common shares of beneficial interest, or any combination thereof.
Organizational and offering expenses will include, without limitation, costs incurred in connection with the Company's formation and offering activities, such as underwriting and placement-related costs, legal, accounting and tax fees, printing and filing fees, marketing and distribution expenses, transfer agent and subscription processing costs, and other out-of-pocket costs related to strutting, organizing and offering the Company's shares, There is no cap on organizational and offering expenses.
As of September 30, 2025, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2.1 million. These organization and offering expenses are not recorded in the accompanying financial statements because such costs are not the Company’s liability until the earlier of (i) the date that the Company’s aggregate NAV is at least $200 million and (ii) the first anniversary of the date on which the Company first calculates NAV. When recorded by the Company, organizational expenses will be expensed as incurred, and offering expenses will be charged to Stockholder's equity. Any amount due to the Adviser but not paid will be recognized as a liability on the balance sheet.
3. EQUITY
As of September 30, 2025, the Company is authorized to issue an unlimited number of common shares of beneficial interest, par value $0.01 per share. In connection with the initial closing of the Private Offering (as defined below), the Company expects to amend and restate its declaration of trust, which will authorize (i) an unlimited number of common shares of beneficial interest, par value $0.01 per share, including (a) unlimited common shares classified as Class S common shares of beneficial interest, par value $0.01 (“Class S”), (b) unlimited common shares classified as Class T common shares of beneficial interest, par value $0.01 (“Class T”), (c) unlimited common shares classified as Class D common shares of beneficial interest, par value $0.01 (“Class D”), (d) unlimited common shares classified as Class I common shares of beneficial interest, par value $0.01 (“Class I”), (e) unlimited common shares classified as Class J common shares of beneficial interest, par value $0.01 (“Class J”), (f) unlimited common shares classified as Class J-2 common shares of beneficial interest, par value $0.01 (“Class J-2”) and (g) unlimited common shares classified as Class E common shares of beneficial interest, par value $0.01 (“Class E”), and (ii) an unlimited number of shares classified as preferred shares. In September 2025, the Company commenced a continuous private offering of its common shares (the “Private Offering”) pursuant to the exemption from registration provided by Section 4(a)(2) of the U.S. Securities Act of 1933, as amended, and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions in which the offering is being made.
The share classes will have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management and performance fees.
In order to facilitate the origination or acquisition of the Company’s initial investments, the Sponsor (or an affiliate) has agreed to purchase (in one or more purchases) the lesser of (i) 5% of the Company’s total NAV and (ii) $20 million of Class E shares at a price per share equal to the most recently determined NAV of Class E shares or, if a NAV has yet to be calculated, then at a price of $20.00 per Class E share (the “Sponsor Investment”). As of September 30, 2025, the Sponsor (or an affiliate) has not purchased any Class E shares in connection with the Sponsor Investment.
The initial per share purchase price for the Company’s common shares will be $20.00 plus any applicable upfront selling commissions / origination fees, upfront dealer manager fees or other similar placement fees payable to broker-dealers, dealer managers or financial intermediaries. After a NAV per share has been calculated, each class of shares will be sold at the then-current transaction price for the applicable class, which will generally be the prior month’s NAV per share for such class, plus any applicable upfront selling commissions / origination fees, upfront dealer manager fees or other similar placement fees.
4. RELATED PARTY TRANSACTIONS
Upfront Selling Commissions and Dealer Manager Fees — The Company does not charge upfront selling commissions, origination fees, or dealer manager fees directly with respect to Class S, Class T, Class D, Class J or Class J-2 shares. However, financial intermediaries may charge subscribers transaction or placement fees, including upfront selling commissions, in amounts that vary by share class and intermediary, subject to maximum thresholds. Specifically, Class S and Class T shares may be subject to aggregate upfront fees of up to 3.5% of the transaction price, Class D shares up to 1.5% of the net offering price, and Class J and Class J-2 shares up to 2.0% of the transaction price. If a dealer manager is engaged, it may also charge upfront dealer manager fees, provided that total fees do not exceed the stated maximums per share class. No upfront selling commissions, dealer manager fees, or similar placement fees are paid with respect to purchases of Class I or Class E shares, or shares of any class acquired pursuant to the Company’s distribution reinvestment plan.
Management Fee — Until the Company becomes a “publicly offered REIT” for U.S. federal income tax purposes, the Company will pay a management fee equal to 1.25% of NAV per annum (less any Distribution Fees (as defined below), payable monthly in arrears. After the Company becomes a “publicly offered REIT” for U.S. federal income tax purposes:
•Class S shares, Class T shares, Class D shares, Class I shares, Class J shares and Class J-2 shares will pay a management fee equal to 1.25% of NAV per annum (less any Distribution Fees), payable monthly in arrears; and

•The payment of a management fee to the Adviser for the Class E shareholders will be waived by the Adviser; provided that the Adviser may, in its discretion, reinstate management fees of any Class E shareholder who is no longer an employee, officer or director at the Sponsor or its affiliates.
For the avoidance of doubt, the amount of the management fee paid by any class of shares to the Adviser for a given period will be reduced by the amount of any Distribution Fees with respect to such class for such period. Until the Company becomes a “publicly offered REIT” for U.S. federal income tax purposes and in order to meet the applicable REIT tax requirements, the Company intends to only issue Class J and E shares.
Any management fee will be calculated and paid to the Adviser on a class-by-class basis, based on the NAV of each applicable class of the Company’s shares. In calculating the Adviser’s management fee, the Company will use its NAV before giving effect to accruals for the management fee, performance fee, ongoing servicing fees payable to a dealer manager, if any (“Ongoing Servicing Fees”), or distribution fees payable to a dealer manager, if any (“Distribution Fees”), or distributions payable on the Company’s shares.
All or a portion of the management fee may be paid, at the Adviser’s election, in cash or Class E shares. The Adviser may elect to receive Class E shares primarily for the Company’s cash management purposes and alignment of interest, but may have its shares repurchased from time to time.
Performance Fee — Pursuant to the terms of the Management Agreement, upon the effectiveness of the Company's Registration Statement on Form 10, the Adviser may be entitled to a performance fee, which is accrued monthly and payable quarterly (or part thereof that the Management Agreement is in effect) in arrears. The performance fee will be an amount, not less than zero, equal to 12.5% of Core Earnings (as defined below) for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on adjusted capital (as defined below), equal to 1.25% per quarter (the “hurdle rate”), or an annualized hurdle rate of 5.0%. As a result, the Adviser does not earn a performance fee for any quarter until Core Earnings for such quarter exceeds the hurdle rate of 1.25%.
Once Core Earnings in any quarter exceeds the hurdle rate, the Adviser shall be entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the hurdle rate, until Core Earnings for such quarter exceeds a percentage of adjusted capital equal to the hurdle rate divided by 0.875 (or 1 minus 0.125) for such quarter (i.e., approximately 1.429% quarterly, or 5.714% annually, of adjusted capital). Thereafter, the Adviser is entitled to receive 12.5% of Core Earnings.
The performance fee may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. Upon the effectiveness of the Company's Registration Statement on Form 10, the payment of the performance fee to the Adviser for the holders of Class J shares and Class E shares will be waived by the Adviser.
For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of the Company’s Class S shares, Class T shares, Class D shares, Class I shares and Class J-2 shares (including proceeds from the distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to the Company’s Class S, Class T, Class D, Class I and Class J-2 shareholders and amounts paid to the Company’s Class S, Class T, Class D, Class I and Class J-2 shareholders for share repurchases pursuant to the Company’s share repurchase plan.
Because the performance fee is calculated based on Core Earnings, the Adviser may be entitled to a performance fee even if shareholders experience a decline in NAV per share in the relevant month.
For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to holders of the Company’s Class S shares, Class T shares, Class D shares, Class I shares and Class J-2 shares, computed in accordance with U.S. GAAP, including realized gains (losses) not otherwise included in U.S. GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in U.S. GAAP and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees.
Operating Expense Reimbursement — The Company will pay directly or reimburse the Adviser or its affiliates for costs and expenses the Adviser or its affiliates incur in connection with the services it provides to the Company, including, but not limited to, (i) the actual cost of goods and services used by the Company and obtained from either an affiliate or a non-affiliated person, including fees paid to affiliated service providers, administrators, transfer agents, consultants, attorneys, accountants, tax advisors, technology providers and other services providers, and brokerage fees paid in connection with the origination, acquisition, purchase and sale of its investments, (ii) expenses of managing, operating and disposing of the Company’s investments, whether payable to an affiliate or a non-affiliated person, (iii) expenses related to the personnel of the Adviser performing services for the Company other than those who provide investment advisory services to the Company, (iv) expenses relating to compliance-related matters and regulatory filings relating to the Company’s activities and (v) administration fees and expenses, if any, payable under the Management Agreement (including payments based upon the Company’s allocable portion of the Adviser’s overhead in performing its obligations under the Management Agreement, including rent and the allocable portion of the cost (including total compensation) of the Company’s chief financial officer and chief legal officer, and their respective staffs that assist with the activities covered by the Management Agreement).
Acquisition Expense Reimbursement — The Company will reimburse the Adviser for out-of-pocket expenses in connection with the selection, acquisition, origination, financing and management of investments, whether or not such investments are made. The reimbursements may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof.
Fees or Reimbursements for Other Services — The Sponsor or its affiliated service providers may be retained to provide services to the Company or entities through which investments are held by the Company that would otherwise be performed for the Company or such entities by third parties. Any fees, compensation and costs payable to such affiliated service providers in connection with services provided by such affiliated service providers that (i) exceed market rates, as determined by the Adviser to be appropriate under the circumstances or (ii) are not approved by a majority of the Company’s trustees, including a majority of the Company’s independent trustees, or an independent compliance reviewer will not offset or otherwise reduce the management fee or otherwise be shared with the Company.
5. DEPENDENCE ON EXTERNAL ADVISER
The Company is dependent on the Adviser and its affiliates for certain services that are essential to it, including the sale of the Company’s common shares, acquisition and disposition decisions and certain other responsibilities. In the event that the Adviser and/or its affiliates are unable or unwilling to provide such services, the Company would be required to find alternative service providers.
6. COMMITMENTS AND CONTINGENCIES
As of September 30, 2025, the Company is not subject to any material litigation nor is the Company aware of any material litigation threatened against it.
7. SEGMENT REPORTING
The Company’s operations are organized and managed as one operating segment. The Company’s chief operating decision makers (“CODMs”), the Chief Executive Officer and Chief Financial Officer, review financial information on an aggregate basis for purpose of evaluating performance and allocating resources. Accordingly, the Company has one reportable segment.

The Company intends to seek to achieve its investment objective primarily through investments in RTLs and other residential-related loans and opportunistic credit investments, subject to applicable REIT requirements.
Because no business-related activity occurred during the period (including no investment activity), there were no segment revenues and no meaningful segment-level results to present.
8. SUBSEQUENT EVENTS
The Company has evaluated the impact of all subsequent events through the date of issuance of the financial statements. There are no subsequent events to disclose except as follows:
On November 24, 2025, the Company entered into a Master Repurchase Agreement, with Churchill MRA Funding I LLC (the "RTL-C Repurchase Agreement"), to finance RTLs and similar loans. The agreement provides for up to $500 million of financing capacity.
On November 24, 2025, the Company entered into a Master Repurchase Agreement, with Wells Fargo Bank, National Association (the "TRS-W Repurchase Agreement"), to finance RTLs and non-qualified mortgage loans ("NQM" loans). The agreement provides for up to $500 million of financing capacity.
On December 1, 2025, in connection with our Private Offering, the Company sold an aggregate of 2,997,900 common shares at a price per share of $20.00 for aggregate consideration of approximately $60.5 million. The 2,997,900 common shares consisted of (i) 2,847,900 Class J common shares for aggregate consideration of approximately $57.5 million and (ii) as part of the Sponsor Investment, 150,000 Class E common shares sold for an aggregate consideration of $3 million.
On December 1, 2025, the Company purchased $175.7 million of RTLs including $1.2 million of accrued interest. The purchase of the RTLs was financed with a borrowing of $135.2 million under the Repurchase Agreement RTL-C.
On December 1, 2025, the Company purchased $90.7 million of NQM loans including $0.9 million of accrued interest. The purchase of the NQM loans was financed with a borrowing of $71.9 million under the TRS-W Repurchase Agreement.
On January 2, 2026, in connection with our Private Offering, the Company sold an aggregate of 542,750 common shares at a price per share of $20.00 for aggregate consideration of approximately $11.0 million. The 542,750 common shares consisted of (i) 495,000 Class J common shares sold for an aggregate consideration of $10.1 million and (ii) 47,750 Class E common shares for aggregate consideration of $1.0 million.
On January 13, 2026, the Company purchased $24.3 million of RTLs including $0.2 million of accrued interest. The purchase of the RTLs was financed with a borrowing of $18.2 million under the Repurchase Agreement RTL-C.
On January 13, 2026, the Company purchased $13.5 million of NQM loans including $0.1 million of accrued interest. The purchase of the NQM loans was financed with a borrowing of $10.7 million under the TRS-W Repurchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Rithm Perpetual Life Residential Trust,” “Company,” “we,” “us,” or “our” refer to Rithm Perpetual Life Residential Trust, together with its feeder vehicles, if any, and consolidated subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this “Form 10-Q”). In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under Item 1A. “Risk Factors” in our Registration Statement on Form 10, as amended (the “Registration Statement”) filed with U.S. Securities and Exchange Commission (the “SEC”).
Forward-Looking Statements
This Form 10-Q contains forward-looking statements about our business and prospects, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “plan,” “should,” “potential,” “expect,” “intend,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “continue,” “could,” “project,” “predict,” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate, and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our plans, strategies and objectives, which we consider to be reasonable, will be achieved.
You should carefully review the factors set forth in the “Item 1A. Risk Factors” section of the Registration Statement for a discussion of the risks and uncertainties that we believe are material to our business, financial condition, results of operations, net income and prospects, and our ability to satisfy our debt obligations or make distributions to our shareholders. Except as otherwise required by law, we do not undertake to publicly update or revise any forward-looking statements, including (but not limited to) as a result of new information or future events.
Overview
We are a Maryland statutory trust formed on July 31, 2025. We are externally managed by RCM GA Manager LLC, a Delaware limited liability company (the “Adviser”), an affiliate of Rithm Capital Corp., a publicly-traded real estate investment trust (the “Sponsor”). Our investment strategy is to invest primarily in North America in asset-based finance opportunities. We intend to initially focus on residential transitional loans (“RTLs”), which are generally short-term loans to finance a property's acquisition or rehabilitation, and also invest across a range of other assets and investment types, including, but not limited to, investments in new origination loans, including non-qualified mortgage loans (“NQM loans”), scratch-and-dent loans which are generally short-term loans to finance a property's acquisition or rehabilitation,, non-performing loans (“NPLs”) and reperforming loans (“RPLs”), closed-end second loans (“CES loans”), manufactured housing loans (“MH loans”), synthetic and/or credit risk transfers (“SRTs”), consumer loans, equity and other securities, including collateralized loan obligation (“CLO”) securities (“CLO Securities”) and other collateralized products, and other opportunistic credit investments, in each case subject to compliance with the applicable real estate investment trust (“REIT”) tax requirements and the applicable provisions of the U.S. Investment Company Act of 1940, as amended and the rules thereunder (the “Investment Company Act”). Such investments may take the form of debt securities, warrants, options, other derivative instruments and other asset types, including equity-linked securities and, on an opportunistic basis, equity securities.
Our primary investment objectives are to:
•provide shareholders current income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
•preserve and protect invested capital, by focusing on high quality real assets with an emphasis on current cash-flow;
•aim to capture yield and/or capital appreciation while managing downside risk by acquiring assets where downside protection is the asset itself;
•mitigate downside risk through appropriate loan-to-value ratios with meaningful borrower equity; and
•provide a diversified investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to credit-focused real estate assets with lower volatility than listed public real estate companies.
We may not achieve our investment objectives. See “Item 1A. Risk Factors” in the Registration Statement.
We are structured as a privately placed, non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our subsidiaries. We intend to elect and qualify as a REIT under the Internal Revenue Code of 1986, as amended (“Code”) for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2025.
As such, we will generally not be subject to U.S. federal corporate income tax on that portion of our REIT taxable income that is distributed to shareholders if we distribute at least 90% of our REIT taxable income to our shareholders by prescribed dates and comply with various other requirements.
Our board of trustees (our “Board”) at all times has oversight responsibility for governance, financial controls, compliance and disclosure with respect to us. Pursuant to the advisory agreement between us and the Adviser, dated as of November 18, 2025 (the “Management Agreement”), we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board. However, the Adviser is at all times subject to supervision, direction and management through our Board and will have only such functions and authority as our Board delegates to it.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions and political unrest affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from investments in our target assets, other than those referred to in this Form 10-Q and those discussed under “Item 1A. Risk Factors” in the Registration Statement.
Financial Condition
Portfolio and Investment Activity
As of September 30, 2025, we had not yet completed the initial closing of our continuous private offering of our common shares (our “Private Offering”) and had no portfolio investments. The number and type of investments that we acquire will depend upon market conditions, the amount of proceeds we raise in our Private Offering, the amount of other financing available to us and other circumstances existing at the time we are acquiring such assets.
Results of Operations
As of September 30, 2025, we were in our organizational period and had not commenced principal operations. We are dependent upon the proceeds from our Private Offering in order to conduct our investment activities. We intend to make investments with the capital received from our Private Offering and any indebtedness that we may incur in connection with our investment activities.
Our Registration Statement on Form 10 became effective on November 30, 2025.
Revenues
As of September 30, 2025, we have not engaged in principal operations nor generated any meaningful revenues. Our activity since inception to September 30, 2025 was our Initial Capitalization (as defined below) and preparation for and commencement of our proposed fundraising through our Private Offering. We were capitalized on September 12, 2025 through the purchase by Rithm Perpetual Life Residential Investor LLC, an affiliate of the Sponsor and our initial investor in the Initial Capitalization, from us of an aggregate of 100 common shares for an aggregate purchase price of $2,000 and at a price per share equal to $20.00 (our “Initial Capitalization”).
We will initially seek to achieve our investment objective primarily through investments in RTLs, including bridge, construction, renovation and rental hold loans made to professional real estate developers. We may also invest across a range of other assets and investment types, including, but not limited to: (i) NQM loans; (ii) scratch-and-dent loans; (iii) NPLs and RPLs; (iv) CES loans; (v) MH loans; (vi) SRTs; (vii) consumer loans; (viii) equity and other securities, including CLO Securities and other collateralized products; and (ix) other opportunistic credit investments, in each case subject to compliance with the applicable REIT tax requirements and the applicable provisions of the Investment Company Act. Our investment strategy includes a focus on assets in the real estate and financial services sectors that capture yield and appreciation while minimizing downside risk in order to deliver attractive risk-adjusted returns to investors. We intend to invest primarily in North America but may also invest in other geographic areas on an opportunistic basis, capitalizing on the Sponsor’s platform, relationships and expertise across regions.
Expenses
Pursuant to the Management Agreement, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board. However, the Adviser is at all times subject to supervision, direction and management through our Board and will have only such functions and authority as our Board delegates to it. As discussed in Note 4 “Related Party Transactions” to our unaudited financial statements included in this Form 10-Q as of and for the period ended September 30, 2025, certain of our affiliates, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of our assets.
Under the terms of the Management Agreement, the Adviser is responsible for the following:
•serving as our advisor with respect to the establishment and periodic review of the investment guidelines for our investments, financing activities and operations;
•sourcing, evaluating and monitoring our investment opportunities and executing the acquisition, origination, management, financing and disposition of our assets;
•conducting negotiations on our behalf with borrowers, sellers, purchasers and other counterparties;

•providing us with portfolio management and other related services;
•serving as our advisor with respect to decisions regarding any of our financings, hedging activities or borrowing;
•engaging and supervising, on our behalf and at our expense, independent contractors, advisors, consultants, attorneys, accountants, administrators, auditors, appraisers, independent valuation agents, escrow agents and other service providers (which may include affiliates of the Adviser) that provide various services to us;
•communicating on our behalf with the holders of any of our equity or debt securities, as required;
•advising us in connection with policy decisions to be made by our Board;
•providing our daily management, including performing and supervising the various administrative functions reasonably necessary for our management;
•engaging one or more sub-advisors with respect our management, including, where appropriate, affiliates of the Adviser;
•evaluating and recommending to our Board hedging strategies and engaging in hedging activities on our behalf, consistent with our qualification as a REIT and investment guidelines;
•investing and reinvesting any of our moneys and securities and advising as to our capital structure and capital raising;
•determining valuations for our assets and liabilities and calculating our net asset value (“NAV”);
•obtaining appraisals performed by third-party appraisal firms and providing input in connection with the appraisals of our investments, as needed;
•monitoring our investments for events that may be expected to have a material impact on the most recent estimated values;
•monitoring each appraiser’s valuation process to ensure that it complies with our valuation guidelines;
•delivering to, or maintaining on our behalf, copies of appraisals obtained in connection with our investments, if any;
•if we are a commodity pool under the U.S. Commodity Exchange Act, acting as our commodity pool operator;
•placing, or arranging for the placement of, orders of investments pursuant to the Adviser’s investment determinations;
•making, from time to time, reports to our Board of the Adviser’s performance of services to us;
•advising us regarding our ability to elect REIT status and, thereafter, maintaining our qualification as a REIT;
•taking all necessary actions to enable us and any of our subsidiaries to make required tax filings and reports;
•assisting us in maintaining the registration of our shares under federal and state securities laws; and

•performing such other services from time to time in connection with the management of our investment activities as our Board may reasonably request and/or the Adviser may deem appropriate under the particular circumstances.
The Adviser’s services under the Management Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. The above summary is provided to illustrate the material functions which the Adviser will perform for us and it is not intended to include all of the services which may be provided to us by the Adviser or third parties.
Liquidity and Capital Resources
As of September 30, 2025, we are in our organizational period and have not yet commenced principal operations.
In order to facilitate the origination or acquisition of our initial investments, the Sponsor (or an affiliate) has agreed to purchase (in one or more purchases) the lesser of (i) 5% of our total NAV and (ii) $20 million of Class E common shares at a price per share equal to the most recently determined NAV of Class E common shares or, if a NAV has yet to be calculated, then at a price of $20.00 per Class E common share (the “Sponsor Investment”). As of September 30, 2025, the Sponsor Investment had not occurred, but on December 1, 2025, as part of the Sponsor Investment, Rithm Perpetual Life Residential Investor LLC, an affiliate of the Sponsor, purchased an aggregate of 150,000 Class E common shares to Rithm Perpetual Life Residential Investor LLC, an affiliate of the Sponsor, at a price per share of $20.00 for aggregate consideration of $3.0 million. See “—Subsequent Events—Our Private Offering” below.
We expect to generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) existing borrowing facilities and any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities.
Our primary uses of cash will be for (i) the acquisition of our target assets in accordance with our investment guidelines, (ii) the cost of operations (including the management fee and performance fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan, and (v) cash distributions (if any) to the holders of our shares to the extent authorized by our Board and declared by us.
Net Asset Value Calculation and Valuation Guidelines
Our NAV per share for each class of shares will be calculated by our fund administrator, HedgeServ Corporation (our "fund administrator"). Following the aggregation of the NAVs of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities (in each case, as calculated by the Adviser), our fund administrator incorporates any class-specific adjustments to NAV, including additional issuances and repurchases of shares and accruals of class-specific management fees, performance fees and ongoing servicing fees payable to a dealer manager, if any (“Ongoing Servicing Fees”), or distribution fees payable to a dealer manager, if any (“Distribution Fees”), in all cases as described below.
General
As described in more detail below, the Adviser, on our behalf, calculates our NAV in order to determine the offering price of our common shares in our Private Offering and for purposes of determining the repurchase price used in our share repurchase plan. Our Board, including a majority of our independent trustees, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Adviser and Phoenix Analytic Services, Inc., our independent valuation advisor (our “Independent Valuation Advisor”), in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to seek to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our Board, including a majority of our independent trustees, will review the appropriateness of our valuation procedures. From time to time, our Board, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (i) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (ii) otherwise reasonably believes a change is appropriate for the determination of NAV.
The calculation of NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and may differ from the book value of equity reflected in our financial statements. To calculate NAV for the purpose of establishing a purchase and repurchase price for our common shares, we expect the Adviser will utilize a model that calculates the values of our assets and liabilities in accordance with our valuation guidelines. The Adviser, with the assistance of the Independent Valuation Advisor, will calculate the fair value of our investments based on factors it considers relevant, such as the Independent Valuation Advisor’s valuations, data obtained from the Adviser’s experience in the market, the most recent values provided by third-party independent appraisers, pricing services or brokers, where applicable, and input from real estate brokerage firms and/or real estate debt consulting professionals. The Adviser may retain additional third-parties to assist with our valuations of certain investments. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of assets may differ from their actual realizable value or future fair value. While we believe these NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under generally accepted accounting principles in the United States (“GAAP”) and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. Shareholders should not consider NAV to be equivalent to shareholders’ equity or any other GAAP measure.
Valuation Responsibilities
The Adviser, including through its valuation committee for the valuation of our assets, will oversee the calculation of our NAV. As described in more detail below, on a monthly basis, the Adviser, through its valuation committee, will perform a valuation of our assets, generally with the assistance of the Independent Valuation Advisor. However, on at least a monthly basis, the Independent Valuation Advisor generally will value each of our loan and property assets (except in certain limited circumstances), and the Adviser will use these valuations for such assets in determining NAV. The Independent Valuation Advisor will also review and confirm the reasonableness of the Adviser’s monthly valuations for assets not valued by the Independent Valuation Advisor that month. We have engaged our fund administrator, Hedgeserv Corporation, to utilize the Adviser’s valuation of our assets for a particular month to calculate the monthly NAV per share for each class of shares. The Adviser will review our fund administrator’s calculations. Our Board will periodically receive and review such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility.
Our Independent Valuation Advisor
We have engaged Phoenix Analytic Services, Inc., a third-party valuation firm, approved by our Board, including a majority of our independent trustees, to serve as our Independent Valuation Advisor.
The Adviser, with the approval of our Board, including a majority of our independent trustees, may engage additional independent valuation advisors in the future as our portfolio grows and diversifies. While the Independent Valuation Advisor will assist the Adviser in the preparation of valuations each month and generally value our loan and property investments on a monthly basis, it is not responsible for, and does not calculate, our NAV. The Adviser is ultimately responsible for the determination of NAV.
The approved Independent Valuation Advisor and any successor may be replaced at any time, in accordance with agreed-upon notice requirements, by a majority vote of our Board, including a majority of our independent trustees. We will promptly disclose any changes to the identity or material changes to the role of the Independent Valuation Advisor to shareholders. The Independent Valuation Advisor will discharge its responsibilities in accordance with our valuation guidelines.

We will pay fees to the Independent Valuation Advisor in accordance with the valuation services agreement. We also will agree to indemnify the Independent Valuation Advisor against certain liabilities arising out of the engagement. The compensation paid to the Independent Valuation Advisor will not be based on the estimated values of our assets and liabilities or any confirmation thereof.
The initial Independent Valuation Advisor and its affiliates have provided and are expected to continue to provide valuation advisory services to the Adviser and its affiliates and have received, and are expected to continue to receive, fees in connection with such services. The initial and successor Independent Valuation Advisor and its affiliates will or are expected from time to time perform other investment professional services for the Adviser and its affiliates, or in transactions related to collateral that is a component of the subjects of the valuations being performed for us, or otherwise, so long as such other services do not adversely affect the independence of the Independent Valuation Advisor as certified in the applicable valuation report.
Valuation of Investments
Newly originated or acquired investments will initially be valued at cost when acquired, which is expected to represent fair value at that time. For each month-end after the initial close, the fair value of such investment will be determined as described below, subject to any variation pursuant to our valuation guidelines.
RTLs and Other Residential Mortgage Loans
The fair market value of our RTLs and other residential mortgage loan investments will be determined by the Adviser on a monthly basis, generally with the assistance of the Independent Valuation Advisor, provided that the Independent Valuation Advisor generally will value each such asset at least monthly. Valuations of RTLs and other residential mortgage loan investments reflect changes in interest rates, credit performance, prepayment speeds and anticipated liquidation timing and proceeds, among others. The fair values are generally determined by discounting expected future cash flows using inputs such as default rates, prepayment speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes) received by the Adviser.
Valuation of Real Estate Owned Properties
In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned (“REO”) property. REO properties will initially be valued at fair value (generally prepared by an independent appraiser) less closing costs, at the time of acquisition. Thereafter, following the first quarter after foreclosure, as of the end of each month, the fair market value of REO property will be determined by the Adviser, generally with the assistance of the Independent Valuation Advisor, provided that the Independent Valuation Advisor generally will value each such asset at least monthly. The Independent Valuation Advisor will review and confirm the reasonableness of the Adviser’s monthly valuations, except for REO properties valued by the Independent Valuation Advisor for that particular month. Property valuations are generally estimated using a broker’s price opinion discounted based on the Adviser’s experience with actual liquidation values. Additionally, the REO properties may be valued by an independent appraiser periodically, as determined by the Adviser.
Valuation of Other Real Estate-Related Assets
Our investments in other real estate-related assets will focus on public and private real estate-related debt securities. In general, real estate-related assets are valued by the Adviser according to the procedures specified below upon acquisition or issuance and then monthly, generally with the assistance of the Independent Valuation Advisor. Interim valuations of real estate-related assets that are valued monthly may be performed if the Adviser believes the value of the applicable asset may have changed materially since the most recent valuation. In addition, our Board may retain additional independent valuation firms to assist with the valuation of real estate-related assets.

Publicly Traded Real Estate-Related Assets
Publicly traded real-estate related assets that are not restricted as to salability or transferability will generally be valued by the Adviser monthly, generally with the assistance of the Independent Valuation Advisor, on the basis of publicly available market quotations or at fair value determined in accordance with GAAP. Market quotations may be obtained from third-party pricing service providers or broker-dealers. When reliable market quotations are available from multiple sources, the Adviser will use commercially reasonable efforts to use two or more quotations. The Adviser determines one as being more representative of fair value and does not use an average of the quotes, because the Adviser believes using an actual quote more closely represents a transactable price for the security than an average level. The pricing service providers providing quotations use either the income approach or the market approach, or a combination of the two, in arriving at their estimated valuations. Valuation providers using the market approach generally look at prices and other relevant information generated by market transactions involving identical or comparable assets. Valuation providers using the income approach create pricing models that generally incorporate such assumptions as discount rates, expected prepayment rates, expected default rates and expected loss severities. In addition to obtaining multiple quotations, when available, and reviewing the valuation methodologies of its valuation providers, the Adviser creates its own internal pricing models for certain securities and uses the outputs of these models as part of its process of evaluating the fair value estimates it receives from its valuation providers and where market quotations are not readily available (or are otherwise not reliable for a particular investment). These models incorporate the same types of assumptions as the models used by the valuation providers, but the assumptions are developed independently and in good faith by the Adviser.
The Adviser may adjust the value of public debt and equity real estate-related assets and derivatives that are restricted as to salability or transferability for a liquidity discount. In determining the amount of such discount, consideration is given to the nature and length of such restriction and the relative volatility of the market price of the security.
Private Real Estate-Related Assets
Investments in privately placed debt instruments and securities of real estate-related operating businesses (other than joint ventures), such as real estate development or management companies, will initially be valued by the Adviser at the acquisition price and thereafter, following the first quarter after origination or acquisition, will be revalued monthly at fair value, generally with the assistance of the Independent Valuation Advisor. Each month, the Independent Valuation Advisor will review and confirm the reasonableness of those valuations, except for such investments valued by the Independent Valuation Advisor for that particular month. The fair value of real-estate related operating businesses is generally determined by using valuation methodologies such as discounted cash flow and market comparable analysis. The valuation analysis is supplemented with a qualitative assessment of the businesses’ operating metrics and industry outlook. In evaluating the fair value of our interests in certain commingled investment vehicles, values periodically assigned to such interests by the respective obligors or broker-dealers may be relied upon.
Valuation of Derivative Instruments
In the ordinary course of business, we may hedge interest rate and foreign currency exposure with derivative financial instruments. We report our derivative assets and liabilities at fair value based on price quotes from at least one independent pricing service. The pricing service values bilateral interest rate swaps and interest rate caps under the income approach using valuation models. The significant inputs in these models are readily available in public markets or can be derived from observable market transactions for substantially the full terms of the contracts. The pricing service values currency forward contracts under the market approach through the use of quoted market prices available in an active market.

Valuation of Liquid Non-Real Estate-Related Assets
Liquid non-real estate-related assets include credit rated government debt securities, cash and cash equivalents. Liquid non-real estate-related assets will be valued monthly by the Adviser, generally with the assistance of the Independent Valuation Advisor, based on market quotations or at fair value determined in accordance with GAAP.
Valuation of Securitized Credit Assets
The fair value of any collateralized financing assets and securitized liabilities will generally be measured using the more observable of the fair value of the securitized assets and liabilities using the valuation guidelines discussed above.
Other Assets
Certain assets (such as short-term receivables) will be valued at cost, which approximates fair value due to their short-term nature, for the purposes of determining our monthly NAV.
Liabilities
The fair market value of any of our future liabilities, including debt facilities, will be determined by the Adviser on a monthly basis, which will be used in calculating our NAV. New debt obligations will initially be valued at par, which is expected to represent fair value at that time. Each month thereafter, the Independent Valuation Advisor will review and confirm the reasonableness of the valuations of each liability that will be used in calculating NAV.
The fair value of any financing liabilities will generally be measured using our valuation guidelines discussed above.
Each report prepared by the Independent Valuation Advisor is addressed to us. The Independent Valuation Advisor’s reports are not addressed to the public and may not be relied upon by any other person to establish value of the facilities that will be used in calculating NAV.
We have delegated to the Adviser the responsibility for monitoring significant events that may materially affect the values of our investments and liabilities for determining whether the existing valuations should be re-evaluated prior to the next scheduled monthly valuation in light of such significant events.
In addition to our debt obligations, we expect that our liabilities will include the fees payable to the Adviser, and the dealer manager, accounts payable, accrued operating expenses, and other liabilities. Liabilities related to Ongoing Servicing Fees or Distribution Fees will be allocable to classes of our common shares subject to such fees, and will only be included in the NAV calculation for such class. Liabilities related to the management fee and performance fee will be allocable to classes of our common shares subject to such fees, and will only be included in the NAV calculation for those classes.
For purposes of calculating our NAV, neither (i) organization and offering expenses paid by the Adviser through the earlier of (a) the date that our aggregate NAV is at least $200 million and (b) the first anniversary of the date on which we first calculate NAV, nor (ii) operating costs and expenses paid by the Adviser, incurred by us during the period through the first anniversary of the date on which we first calculate NAV, are recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser, as applicable, for these costs.
Distribution Policy
We intend to declare monthly distributions as authorized by our Board and intend to pay such distributions to shareholders of record on a monthly basis commencing with the first full month after our first closing of our Private Offering. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at the regular corporate rate to the extent that it annually distributes less than 100% of its REIT taxable income. As a result, in order to satisfy the requirements for us to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes and generally not be subject to U.S. federal income and excise tax, we generally intend to make regular monthly distributions of our REIT taxable income to holders of our common shares out of assets legally available therefor. However, any distributions we make are at the discretion of our Board, considering factors such as our earnings, cash flow, capital needs, general financial condition, maintenance of our REIT qualification, and any requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time. As of September 30, 2025, we have not yet declared or paid a distribution to shareholders.
Critical Accounting Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the financial statements are reasonable. There were no significant estimates or assumptions required for the period. Actual results could differ from those estimates, and such differences could be material.
Subsequent Events
Liquidity and Capital Resources
On November 24, 2025, the Company entered into a Master Repurchase Agreement, with Churchill MRA Funding I LLC (the "RTL-C Repurchase Agreement"), to finance RTLs and similar loans. The agreement provides for up to $500 million of financing capacity.
On November 24, 2025, the Company entered into a Master Repurchase Agreement, with Wells Fargo Bank, National Association (the "TRS-W Repurchase Agreement"), to finance RTLs and non-qualified mortgage loans ("NQM" loans). The agreement provides for up to $500 million of financing capacity.
Our Private Offering
In connection with our Private Offering, on December 1, 2025, the Company sold an aggregate of 2,997,900 common shares (the “Shares”) for aggregate consideration of approximately $60.5 million. On January 2, 2026, the Company sold an aggregate of 542,750 Shares for aggregate consideration of approximately $11.0 million. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.
The following table details the Shares sold:

Title of Securities	Number of Shares Sold		Aggregate Consideration
Class J common shares	3,342,900		$67,517,660	(1)
Class E common shares	197,750	(2)	$3,955,000	(2)

(1)Includes upfront selling commission of $659,660.
(2)On December 1, 2025, as part of the Sponsor Investment, the Company issued an aggregate of 150,000 Class E common shares to Rithm Perpetual Life Residential Investor LLC, an affiliate of the Sponsor, at a price per share of $20.00 for aggregate consideration of $3.0 million. On January 2, 2026, RITHM employees purchased 47,750 Class E shares for an aggregate consideration of approximately $1.0 million.

Investments

On December 1, 2025, the Company purchased $175.7 million of RTLs including $1.2 million of accrued interest. The purchase of the RTLs was financed with a borrowing of $135.2 million under the Repurchase Agreement RTL-C.
On December 1, 2025, the Company purchased $90.7 million of NQM loans including $0.9 million of accrued interest. The purchase of the NQM loans was financed with a borrowing of $71.9 million under the TRS-W Repurchase Agreement.
On January 13, 2026, the Company purchased $24.3 million of RTLs including $0.2 million of accrued interest. The purchase of the RTLs was financed with a borrowing of $18.2 million under the Repurchase Agreement RTL-C.
On January 13, 2026, the Company purchased $13.5 million of NQM loans including $0.1 million of accrued interest. The purchase of the NQM loans was financed with a borrowing of $10.7 million under the TRS-W Repurchase Agreement.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required under this item.
ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-Q, was made under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon this evaluation, such officers have concluded that as of the end of the period covered by this report our disclosure controls and procedures (i) were effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (ii) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.
Changes in Internal Controls Over Financial Reporting
During the period ended September 30, 2025, there were no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2025, we were not involved in any material legal proceedings.
ITEM 1A.RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in “Item 1A. Risk Factors” in the Registration Statement filed with the SEC. As of September 30, 2025, there have been no material changes from the risk factors set forth in “Item 1A. Risk Factors” in the Registration Statement.
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Repurchase Plan
Under the Company’s share repurchase plan, shareholders may request on a monthly basis that we repurchase all or any portion of their shares. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in the Company’s discretion. In addition, the Company’s ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each month. Under the Company’s share repurchase plan, to the extent the Company chooses to repurchase shares in any particular month, it will only repurchase shares as of the opening of the last business day of that month (each such date, a “Repurchase Date”). Notwithstanding the foregoing, shareholders holding Class J common shares have agreed not to submit their Class J common shares for repurchase until the date that is two years from the date of purchase of the applicable Class J common shares.
The repurchase price for repurchases will generally be based on the NAV per share of the applicable class as of the last calendar day of the prior month, except that shares tendered for repurchase within the first 12 months of issuance will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The holding period is measured as of the closing date immediately preceding the prospective Repurchase Date. Subject to our ability to meet the applicable REIT tax requirements, the Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death or qualified disability of the holder and in other limited circumstances.
The aggregate NAV of total repurchases of common shares will be limited to no more than 2% of the Company’s aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the previous calendar quarter). Shares purchased by the Adviser or its affiliates or issued to such parties in lieu of cash in respect of the management fee, the performance fee or as other compensation or as reimbursements of expenses or to the Sponsor for any future commitments to the Company are not subject to these repurchase limitations.
Further, our Board may make exceptions to, modify or suspend the Company’s share repurchase plan if it deems in its reasonable judgment such action to be in the Company’s best interest (including to make exceptions to the repurchase limitations or Early Repurchase Deduction, or repurchase fewer shares than such repurchase limitations).
ITEM 3.DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

Exhibit Number	Description

3.1	Certificate of Trust of the Company, dated July 28, 2025 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on October 1, 2025 and incorporated by reference herein)

3.2	Amended and Restated Declaration of Trust of the Company, dated as of November 18, 2025 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)

3.3	Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)

4.1	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)

4.2	Share Repurchase Plan of the Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
* Filed herewith
** Furnished herewith
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rithm Perpetual Life Residential Trust

January 14, 2026	/s/ Michael Nierenberg
Date	Michael Nierenberg
Chief Executive Officer and Co-Chief Investment Officer, Trustee
(Principal Executive Officer)

January 14, 2026	/s/ Nicola Santoro, Jr.
Date	Nicola Santoro, Jr.
Chief Financial Officer and Chief Accounting Officer
(Principal Financial Officer)