Form 10-K
period 2025-12-31
Rithm Perpetual Life Residential Trust
filed 2026-03-06
CIK 2081628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-56783

Rithm Perpetual Life Residential Trust
(Exact name of registrant as specified in its charter)

Maryland			39-7059385
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

799 Broadway	New York	NY	10003
(Address of principal executive offices)			(Zip Code)

(212)	850-7770
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class
Common Shares of Beneficial Interest, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate net asset value of the common shares held by non-affiliates of the registrant: There is currently no established public market for the registrant’s common shares.
As of March 6, 2026, the registrant had 5,507,867 common shares of beneficial interest, $0.01 par value per share, outstanding consisting of 5,280,279 Class J common shares and 227,588 Class E common shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Table of Contents
Form 10-K
i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
References herein to “Rithm Perpetual Life Residential Trust,” “Company,” “we,” “us,” or “our” refer to Rithm Perpetual Life Residential Trust, together with its feeder vehicles, if any, and consolidated subsidiaries unless the context specifically requires otherwise. References herein to “Rithm” or “Sponsor” refer to Rithm Capital Corp., a publicly-traded real estate investment trust. References herein to “Adviser” refer to RCM GA Manager LLC, a Delaware limited liability company, and an affiliate of the Sponsor, and the Company’s external adviser. References herein to “Rithm Affiliates” refer to Rithm Capital Manager LLC, the Sponsor, Rithm Capital Advisors LLC and other affiliates of the Adviser, including investment funds that are managed or may in the future be managed by any such affiliate.
This Form 10-K contains forward-looking statements about our business and prospects, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “plan,” “should,” “potential,” “expect,” “intend,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “continue,” “could,” “project,” “predict,” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate, and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our plans, strategies and objectives, which we consider to be reasonable, will be achieved.
You should carefully review the factors set forth in the “Part I. Item 1A. Risk Factors” section of this Form 10-K for a discussion of the risks and uncertainties that we believe are material to our business, financial condition, results of operations, net income and prospects, and our ability to satisfy our debt obligations or make distributions to our shareholders. Except as otherwise required by law, we do not undertake to publicly update or revise any forward-looking statements, including (but not limited to) as a result of new information or future events.

SUMMARY RISK FACTORS
The following is only a summary of the principal risks that may adversely affect our business, financial condition, results of operations, net income and prospects, and our ability to satisfy our debt obligations or make distributions to our shareholders. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth below under “Part I. Item 1A. Risk Factors.”
Some of the more significant risks relating to our business and an investment in our common shares of beneficial interest, par value $0.01 per share, classified as Class S common shares, par value $0.01 per share (the “Class S shares”), Class T common shares, par value $0.01 per share (the “Class T shares”), Class D common shares, par value $0.01 per share (the “Class D shares”), Class I common shares, par value $0.01 per share (the “Class I shares”), Class J common shares, par value $0.01 per share (the “Class J shares”), Class J-2 common shares, par value $0.01 per share (the “Class J-2 shares”), and Class E common shares, par value $0.01 per share (the “Class E shares”) (collectively, the “common shares”), include:
Risks Related to Our Business and Operations
•We have a limited operating history, and there is no assurance that we will be able to successfully achieve our investment objectives.
•We face risks associated with the deployment of our capital.
•We are dependent on the Adviser and its affiliates and their key personnel who provide services to us through the Management Agreement (as defined below), and we may not find a suitable replacement for the Adviser if the Management Agreement is terminated, or for these key personnel if they leave us or otherwise become unavailable to us.
•The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our Board of Trustees (our “Board”) for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and, in turn, may materially and adversely affect us.
•There is no public trading market for our shares; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.
•Your ability to have your shares repurchased is limited. We may choose to repurchase fewer shares (or none at all) than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our Board may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest.
•We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
Risks Related to Our Structure and Organization
•Our shareholders generally have limited voting rights.
•Our Amended and Restated Declaration of Trust (“Declaration of Trust”) does not provide for the annual election of trustees by our shareholders and contains provisions that could make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.
Risks Related to Our Investments Generally
•Our loans and other investments expose us to risks associated with debt-oriented real estate investments generally.
•Residential mortgage loans and other pools of residential mortgage loans that we may acquire are subject to delinquency, foreclosure and loss, which could result in losses to us.
•Our success depends on the availability of attractive investment opportunities.
•We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate and/or acquire desirable investments in our target assets and could also affect the pricing of these assets.
•Real estate valuation is inherently subjective and uncertain.
•Declining real estate valuations and impairment charges could materially and adversely affect our business, financial condition, results of operations and cash flows.

Risks Related to Specific Investments
•The residential transition loans (“RTLs”) in which we may invest may be subject to a greater risk of loss than conventional mortgage loans.
•Risks of cost overruns and noncompletion of renovations of properties in transition may result in significant losses.
•We may face risks related to lower credit quality loans.
•We may be subject to risks associated with construction lending, such as declining real estate values, cost overruns and delays in completion.
•The non-qualified mortgage loans (“NQMs”) in which we invest are subject to increased risk of loss compared to other investments.
Risks Related to Debt Financing
•The amount of our debt may subject us to increased risk of loss and could materially adversely affect us.
•We may not be able to earn returns on loans we make in excess of the interest we pay on our borrowings.
•For our borrowed money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
•We may not be able to access financing sources on attractive terms which could adversely affect our ability to execute our business plan.
Risks Related to our Relationship with the Adviser and the Management Agreement
•We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on us.
•There are conflicts of interest in our relationships with the Adviser, which could result in outcomes that are not in our best interests.
Risks Related to our REIT Status and Certain Other Tax Items
•Our failure to qualify as a real estate investment trust (“REIT”) would subject us to United States (“U.S.”) federal income tax and potentially increased state and local taxes, which would reduce the amount of our income available for distribution to our shareholders.
•REIT distribution requirements could adversely affect our ability to execute on our strategies and may require us to incur debt, sell assets or take other actions to make such distributions.

PART I
Item 1. Business.
The following description of our business should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10‑K for the year ended December 31, 2025. This discussion contains forward‑looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward‑looking statements due to the factors set forth in “Part I. Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10‑K.
General Description of Business
We are a Maryland statutory trust formed on July 31, 2025. We are externally managed by the Adviser, an affiliate of the Sponsor. Our investment strategy is to invest primarily in North America in asset-based finance (“ABF”) opportunities. We intend to initially focus on RTLs and NQMs and to also invest across a range of other assets and investment types, including, but not limited to, investments in new origination loans, including scratch-and-dent loans, non-performing loans (“NPLs”) and reperforming loans (“RPLs”), closed-end second loans (“CES loans”), manufactured housing loans (“MH loans”), synthetic and/or credit risk transfers (“SRTs/CRTs”), consumer loans, equity and other securities, including collateralized loan obligation (“CLO”) securities (“CLO Securities”) and other collateralized products, and other opportunistic credit investments, in each case subject to compliance with the applicable REIT tax requirements and the applicable provisions of the U.S. Investment Company Act of 1940, as amended and the rules thereunder (the “Investment Company Act”). Such investments may take the form of debt securities, warrants, options, other derivative instruments and other asset types, including equity-linked securities and, on an opportunistic basis, equity securities.
In September 2025, we commenced a private offering of our common shares (our “Private Offering”) pursuant to the exemption from registration provided by Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made.
Concurrently with the initial closing of our Private Offering on December 1, 2025, we commenced operations. Following the initial closing, we expect to have subsequent closings of our Private Offering of common shares on a monthly basis. As of March 6, 2026, we had received gross proceeds of $111 million ($110 million net of commissions) from the sale of our common shares through our Private Offering. We have primarily used the net proceeds to make investments in RTLs and NQMs. In addition, we have utilized, and expect to continue to utilize, debt financing on our assets consistent with our leverage strategy and use the proceeds from these financings to make additional investments in our target assets. We intend to use cash flows from our investments, including payments of principal and interest to pay our operating expenses, which we expect will be primarily comprised of fees and expense reimbursements to our Adviser, interest and principal payments on our indebtedness, and dividends to our shareholders.
As of December 31, 2025, we operated as one reportable business segment.
The Sponsor and the Adviser
The Sponsor, is a publicly traded REIT, listed on the New York Stock Exchange (NYSE: RITM). As of December 31, 2025, the Sponsor had approximately $8,430 million in Stockholders’ Equity in Rithm Capital Corp. and managed multiple operating companies and a diverse investment portfolio. The Sponsor’s investment team is made up of individuals with deep experience in real estate and financial services investing at both the institutional and operating company level. As of December 31, 2025, the Sponsor and its affiliates employed approximately 7,204 people. The Sponsor is headquartered in New York City and has a global presence with offices in London, Hong Kong, Tokyo, Toronto and Abu Dhabi.
RCM GA Manager LLC, the Adviser, is our investment adviser and manager pursuant to the advisory agreement between us and the Adviser, dated as of November 18, 2025 (the “Management Agreement”). The Adviser is an affiliate of the Sponsor. The Adviser is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser pursuant to the Investment Advisers Act of 1940, as amended, and the rules thereunder (the “Advisers Act”). Under the terms of the Management Agreement, the Adviser is responsible for selecting and acquiring assets on our behalf, evaluating and monitoring our investments and providing day-to-day managerial services to us, subject to the overall supervision of our Board. The Adviser was formed in June 2024.
We and the Adviser seek to draw upon the Sponsor’s expertise in origination, servicing, asset valuation, structured finance, operations and restructuring in the real estate, credit and financial services sectors to source, acquire, manage and seek to enhance the value of our investments. In addition, we intend to acquire assets, including RTLs and NQMs, both from the

Sponsor's operating companies and, if suitable opportunities are offered to us, unaffiliated third parties. In each case, such loans are intended to be serviced by the Sponsor’s affiliated businesses.
Investment Objectives
Our primary investment objectives are to:
•provide shareholders current income in the form of regular, stable cash distributions;
•preserve and protect invested capital, by focusing on high quality real assets with an emphasis on current cash-flow;
•aim to capture yield and/or capital appreciation while managing downside risk by acquiring assets where downside protection is the asset itself;
•mitigate downside risk through appropriate loan-to-value (“LTV”) ratios with meaningful borrower equity; and
•provide a diversified investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to credit-focused real estate assets with lower volatility than listed public real estate companies.
There can be no assurance that our investment objectives will be achieved. In addition, certain investment practices (e.g., the use of leverage) will, in some circumstances, potentially increase any adverse impact on our investment portfolio. Actual investment results may vary substantially from the investment objective. In particular, we note that the net asset value (“NAV”) of non-traded REITs may be subject to volatility related to the values of their underlying assets. See “Part I. Item 1A. Risk Factors.”
Investment Strategy
The Adviser believes that current environment creates compelling opportunities to invest in high quality assets in the real estate and financial services sectors. The Adviser believes that the quality of housing collateral and borrower credit, along with high yields, creates a unique value proposition today. Furthermore, the Adviser believes the current backdrop will lead to increased borrowing needs among market participants, presenting significant investment opportunities for us. See “Part I. Item 1A. Risk Factors” for a discussion of certain risks relating to the market and the investment opportunity.
We seek to achieve our investment objective primarily through investments in RTLs and NQMs, including bridge, construction, renovation and rental hold loans made to professional real estate developers. We may also invest across a range of other assets and investment types, including, but not limited to: (i) scratch-and-dent loans; (ii) NPLs and RPLs; (iii) CES loans; (iv) MH loans; (v) SRTs/CRTs; (vi) consumer loans; (vii) equity and other securities, including CLO Securities and other collateralized products; and (viii) other opportunistic credit investments, in each case subject to compliance with the applicable REIT tax requirements and the applicable provisions of the Investment Company Act. There is no guarantee that the Adviser will see investment opportunities in each of the asset classes described below under “ – Investment Portfolio”, or that the Adviser will be able to pursue a diverse set of investment opportunities. See “Part I. Item 1A. Risk Factors” for a discussion of certain risks relating to investment opportunities.
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
With respect to cash, cash equivalents and real estate-related debt securities, we expect that they will help maintain liquidity to satisfy any share repurchases we choose to make in any particular month, and we expect to manage cash before investing subscription proceeds into investments while also seeking attractive current income.
Our Portfolio
Residential Transition Lending
Our RTL investments consist primarily of short-term business purpose mortgage loans originated and managed through Sponsor's wholly owned subsidiary Genesis. These loans are generally secured by residential real estate and are used to finance construction, renovation, bridge and related transitional use cases.
•Construction: Loans provided for ground-up construction, including mid-construction refinancing of ground-up construction and the acquisition of such properties.

•Renovation: Acquisition or refinance loans for properties requiring renovation, excluding ground-up construction.
•Bridge: Loans for initial purchase, refinance of completed projects or rental properties.
We currently finance construction, renovation and bridge loans using warehouse credit facilities.
Non-Qualified Mortgages
Our NQMs are loans that do not meet the “Qualified Mortgage” rules per the Consumer Financial Protection Bureau (“CFPB”). These loans do not qualify for regular income verification due to certain characteristics, but meet ability-to-pay requirements as set by the CFPB.
We currently finance our NQM investments using warehouse credit facilities.
Cash, Cash Equivalents and Other Short-Term Investments
We hold cash, cash equivalents and other short-term investments to help maintain our liquidity.
We may pursue investments outside of the categories described herein to take advantage of prevailing market conditions. We may also acquire asset portfolios on a standalone basis or as part of a corporate transaction.
Investment Process
The Adviser makes decisions in accordance with broad investment guidelines approved by the Board which are used to evaluate investment opportunities. The Adviser’s investment process is based on criteria that provide a clear framework for assessing investment opportunities and selecting those opportunities that, in the Adviser’s opinion, aim to capture yield and/or capital appreciation while managing downside risk.
The Adviser believes that the following Sponsor capabilities will materially contribute to the overall investment process: (i) asset sourcing and credit expertise; (ii) robust asset servicing; (iii) proprietary market insights; (iv) ability to adapt to market changes; and (v) term out financing.
Access to the Sponsor’s In-House Manufacturing Capabilities
The Sponsor can originate, acquire, service and securitize assets for us through its family of wholly-owned operating companies (to the extent such opportunities are offered to us).
(1) Genesis is the second largest private capital RTL lender based on Genesis internal estimates.
(2) Source: Inside Mortgage Finance reports: Top Primary Mortgage Servicers Q3’25 and Top Mortgage Lenders 12M25.

Extensive Capital Markets and Financing Expertise
The Adviser expects us to benefit from the Sponsor’s expertise in sourcing and executing asset-level financing with high quality counterparties while mitigating risk via term, non-mark to market structures. The Sponsor, excluding Sculptor and Crestline, has significant capital markets experience and, as of December 31, 2025, had $2.7 billion of unpaid principal balance of residential transition loans on its balance sheet along with expertise in utilizing warehouse facilities.

See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence” for further information relating to transactions with the Sponsor and its affiliates.
Leverage
We use leverage to provide additional funds to support our investment activities. Our target asset-level leverage ratio is 65% to 85%; however, our asset-level leverage ratio may exceed our target. As of December 31, 2025, our asset-level leverage ratio was 78.4%.
Our leverage ratio is measured by dividing (i) the aggregate principal amount of our outstanding indebtedness (including both entity-level and investment-level debt), by (ii) the gross asset value of our investments (measured using the greater of fair market value and cost). For purposes of calculating our leverage, we will exclude (i) any senior portions of investments that are sold to, or held by, third-party lenders to achieve “structural leverage,” where we retain a mezzanine or other subordinate investment that is unencumbered and not otherwise pledged as collateral for borrowed money and (ii) any term-matched structured products, such as non-recourse cross-collateralized leverage, partial-recourse cross-collateralized leverage and collateralized loan obligations.
During times of increased investment and capital market activity, we may employ greater leverage to quickly build a broader portfolio of assets. We may leverage our portfolio by assuming or incurring secured or unsecured investment-level or entity-level debt. We may in the future procure financing from the Adviser or its affiliates; provided that any such financing will be approved by a majority of our trustees, including a majority of our independent trustees, not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the same circumstances. We may decide to reserve borrowing capacity under any future lines of credit to be used to fund repurchases of our common shares in the event that repurchase requests exceed our operating cash flows and net proceeds from our continuous Private Offering, to fund debt investments, to mitigate the potential for margin calls or for any other corporate purpose.
Our actual leverage level is affected by a number of factors, some of which are outside our control. Significant inflows of proceeds from the sale of our common shares generally will cause our leverage as a percentage of our gross assets to decrease, at least temporarily. Significant outflows of equity as a result of repurchases of our common shares generally will cause our leverage as a percentage of our gross assets to increase, at least temporarily. Our leverage as a percentage of our gross assets will also increase or decrease with decreases or increases, respectively, in the gross asset value of our portfolio. If we borrow under a line of credit to fund repurchases of our common shares or for other purposes, our leverage would increase and may exceed our target leverage. In such cases, our leverage may remain at the higher level until we receive additional net proceeds from our continuous Private Offering or sell some of our assets to repay outstanding indebtedness.
There is, however, no limit on the amount we may borrow with respect to any individual investment or, subject to our Board’s oversight, on a portfolio-wide basis. We may exceed our target asset-level leverage ratio at times, particularly during a market downturn or in connection with a large acquisition. Our Board will periodically review our aggregate borrowings. In connection with such review, our Board may determine to modify our target asset-level leverage ratio in light of then-current economic conditions, relative costs of debt and equity capital, fair values of our investments, general conditions in the market for debt investment, growth and investment opportunities or other factors.
Governmental Regulations
Our business is affected by conditions in the housing and real estate markets and the broader financial markets, as well as by the financial condition and resources of other participants in these markets. These markets and many of the participants in these markets are subject to, or regulated under, various federal, state and local laws and regulations. In particular, because issues relating to residential housing (including both owner-occupied and rental housing) and real estate finance can be areas of political focus, federal, state and local governments may be more likely to take actions that affect residential housing, the markets for financing residential housing, landlord and tenant rights, lender rights, institutional ownership of residential housing and the participants in residential housing-related industries than they would with respect to other industries. Other changes or actions by judges or legislators regarding mortgage loans and contracts, including the voiding of certain portions of these agreements or the promulgation of additional restrictions on mortgage foreclosures, may reduce our earnings, impair our ability to mitigate losses or increase the probability and severity of losses. Moreover, to the extent we participate in markets that as-yet do not have fully developed regulatory frameworks or responsibilities, we are subject to a heightened risk of new, enhanced, or changing regulation that is adverse to our business or burdensome to comply with. As a result of the government’s statutory and regulatory oversight of the markets we participate in, federal, state and local governmental actions, policies and directives can have an adverse effect on these markets and on our business and the value of, and the returns on, our investments, which effects may be material. It is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition or results of operations or prospects.
Competition
We operate in a highly competitive market for lending and investment opportunities. Our profitability depends, in large part, on our ability to originate and/or acquire our target assets at attractive prices. In originating or acquiring our target assets, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised significant amounts of capital and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exception from the definition of an investment company under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.
Human Capital
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of the Adviser or their affiliates pursuant to the terms of the Management Agreement. See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence – Management Agreement.”
Conflicts of Interest
We are subject to conflicts of interest arising out of our relationship with the Adviser. See “Part I. Item 1A. Risk Factors – Risks Related to our Relationship with the Adviser and the Management Agreement” and “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Taxation of the Company
We are structured as a privately placed, non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Annual Report on Form 10-K, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our subsidiaries. We intend to elect and qualify as a REIT under the Code for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2025. As such, we will generally not be subject to U.S. federal corporate income tax on that portion of our REIT taxable income that is distributed to shareholders if we distribute at least 90% of our REIT taxable income to our shareholders by prescribed dates and comply with various other requirements. Qualification and taxation as a REIT depend on our ability to meet, on a continuing basis, through actual results of operations, distribution levels, diversity of share ownership and various qualification requirements imposed upon REITs by the Code. In addition, our ability to qualify as a REIT may depend in part upon the operating results, organizational structure and entity classification for U.S. federal income tax purposes of certain entities in which we invest. Our ability to qualify as a REIT also requires that we satisfy certain asset and income tests, some of which depend upon the fair market values of assets directly or indirectly owned by us or which serve as security for loans made or owned by us. Such values may not be susceptible to a precise determination. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy the requirements for qualification and taxation as a REIT.
Even if we qualify as a REIT, we may be subject to certain federal excise taxes and state and local taxes on our income and property. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and will not be able to qualify as a REIT for four subsequent years.
We may utilize taxable REIT subsidiaries (“TRS”) to conduct certain activities that would generate non-qualifying income or income subject to the prohibited transaction tax if earned directly by the REIT, or that may generate income subject to the

Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), and to hold certain assets that would represent non-qualifying assets if held directly by the REIT. In most cases, income associated with a TRS is fully taxable because a TRS is classified as a regular corporation for income tax purposes.
See “Part I. Item 1A. Risk Factors – Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.
Investment Company Act Considerations
We intend to engage primarily in the business of investing in RTLs and other loans and assets and currently conduct, and intend to continue to conduct, our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. As a result, we should not be subject to the rules and regulations under the Investment Company Act applicable to investment companies, including but not limited to, provisions requiring diversification of investments, limiting leverage and restricting investments in illiquid assets.
In relevant part, a company is an “investment company” under the Investment Company Act:
•under Section 3(a)(1)(A), if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•under Section 3(a)(1)(C), if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns, or proposes to acquire, “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” The term “investment securities” generally includes all securities except U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.
We are organized as a holding company and conduct our businesses primarily through our subsidiaries. We intend to conduct our operations so that we comply with the 40% test. The securities issued by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our subsidiaries, we are primarily engaged in non-investment company businesses related to real estate.
The Investment Company Act defines a majority-owned subsidiary of a person as a company 50% or more of the outstanding voting securities of which are owned by such person, or by another company which is a majority-owned subsidiary of such person. The Investment Company Act defines a “wholly-owned subsidiary” of a person as a company 95% or more of the outstanding voting securities of which are owned by such person or by another company which is a wholly-owned subsidiary of such person. The Investment Company Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. Generally, we treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested that the SEC or its staff approve our treatment of any company as a majority-owned subsidiary, and neither the SEC nor its staff has done so. If the SEC or its staff were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy or assets could have a material adverse effect on us.
We expect that most of our wholly-owned and majority-owned subsidiaries will not be relying on either Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act and will either not fall within the definition of “investment company” under Section 3(a)(1) or will rely on the exclusion from the definition of “investment company” contained in Section 3(c)(5)(C) of the Investment Company Act. As a result, we expect that our interests in these subsidiaries (which we expect will constitute a substantial majority of our assets) will not constitute “investment securities” for purposes of the 40% test. Consequently, we expect to be able to conduct our operations so that we are not required to register as an investment company under the Investment Company Act.
We expect certain of our subsidiaries to qualify for the exclusion from the definition of “investment company” pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for certain entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” To qualify for the exclusion pursuant to Section 3(c)(5)(C), based on positions set forth by the staff of the SEC, each such subsidiary generally is required to hold (i) at least 55% of its assets in qualifying real estate assets and (ii) at least 80% of its assets in qualifying real estate assets and real estate-related assets.
We assess our subsidiaries’ compliance with Section 3(c)(5)(C) by reference to SEC staff no-action positions and other guidance. No-action positions are based on specific factual situations that may be substantially different from the factual situations our subsidiaries may face, and a number of the no-action positions relevant to our business were issued more than twenty years ago. There may be no guidance from the SEC staff that applies directly to our factual situations and as a result we may have to apply SEC staff guidance that relates to other factual situations by analogy. No assurance can be given that the SEC or its staff will concur with our classification of our assets. In addition, the SEC or its staff may, in the future, issue further guidance that may require us to reclassify our assets for purposes of the Investment Company Act, including for purposes of our subsidiaries’ compliance with the exclusion provided in Section 3(c)(5)(C) of the Investment Company Act. There is no guarantee that we will be able to adjust our assets in the manner required to maintain an exclusion from registration under the Investment Company Act and any adjustment in our strategy or assets could have a material adverse effect on us.
To the extent that the SEC or its staff provide new specific guidance the exemptions under Section 3(c)(5)(C) or 3(c)(6) of the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.
Specifically, based on certain no-action letters and other guidance issued by the SEC staff, we expect to treat certain mortgage loans, mezzanine loans and certain other assets that represent an actual interest in residential or commercial real estate or are a loan or lien fully secured by residential or commercial real estate as qualifying real estate assets. On the other hand, we expect to treat certain other types of mortgages and certain other indirect interests in residential or commercial real estate as real estate-related assets. The SEC staff has not, however, published guidance with respect to the treatment of some of these assets under Section 3(c)(5)(C). To the extent the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy or assets accordingly. There can be no assurance that we will be able to maintain this exclusion from registration for certain of our subsidiaries. In addition, we may be limited in our ability to make certain investments, and these limitations could result in a subsidiary holding assets we might wish to sell or selling assets we might wish to hold.
We may hold a portion of our investments through partnerships, joint ventures, securitization vehicles or other entities with third-party investors. In connection with any such investment, and consistent with no-action letters and other guidance issued by the SEC staff addressing the classification of such investments for Investment Company Act purposes, we generally intend to be active in the management and operation of any such entity and have the right to approve major decisions. We will not participate in joint ventures or similar arrangements in which we do not have or share control to the extent that we believe such participation would potentially threaten our ability to conduct our operations so that we comply with the 40% test or would otherwise potentially render any of our subsidiaries seeking to rely on Section 3(c)(5)(C) unable to rely on such exclusion.
It is possible that some of our subsidiaries may seek to rely on the Investment Company Act exemption provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with Rule 3a-7 and with any guidance that may be issued by the Division of Investment Management of the SEC on the restrictions contained in Rule 3a-7. In certain circumstances, compliance with Rule 3a-7 may require, among other things, that the indenture governing the subsidiary include limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the level of transactions that may occur. We expect that the aggregate value of our interests in subsidiaries that may in the future seek to rely on Rule 3a-7, if any, will comprise less than 20% of our total assets on an unconsolidated basis. We may in the ordinary course of our business form securitization trusts in the future that may seek to rely on Rule 3a-7.
In order to not have to register as an “investment company” under the Investment Company Act, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. For example, these restrictions will limit the ability of our subsidiaries to invest directly in equity and other CLO Securities, certain collateralized products and certain opportunistic credit investments. Further, the mortgage-related investments that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. We also may be required at times to adopt less efficient methods of financing for certain of our mortgage-related investments, and we may be precluded from acquiring certain types of mortgage-related investments. Additionally, Section 3(c)(5)(C) of the Investment Company Act prohibits us from issuing redeemable securities. If we fail to qualify for an exemption from registration as an investment company under the Investment Company Act or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described in this Annual Report on Form 10‑K.

No assurance can be given that the SEC staff will concur with our classification of our or our subsidiaries’ assets or that the SEC staff will not, in the future, issue further guidance that may require us to reclassify those assets for purposes of qualifying for an exclusion or exemption from registration under the Investment Company Act. To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the definition of “investment company” and the exclusions or exceptions to that definition, we may be required to adjust our investment strategies accordingly.
Additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategies we have chosen. If the SEC or its staff take a position contrary to our view with respect to the characterization of any of the assets or securities we invest in, we may be deemed an unregistered investment company. Therefore, in order not to be required to register as an investment company, we may need to dispose of a significant portion of our assets or securities or acquire significant other additional assets that may have lower returns than our expected portfolio, or we may need to modify our business plan to register as an investment company, which would result in significantly increased operating expenses and would likely entail significantly reducing our indebtedness, which could also require us to sell a significant portion of our assets, which would likely reduce our profitability. We cannot assure you that we would be able to complete these dispositions or acquisitions of assets, or deleveraging, on favorable terms, or at all. Consequently, any modification of our business plan could have a material adverse effect on us.
If the SEC determined that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would potentially be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period for which it was established that we were an unregistered investment company. Any of these results would have a material adverse effect on us.
For additional discussion of the risks that we would face if we were required to register as an investment company under the Investment Company Act, see “Part I. Item 1A. Risk Factors - Risks Related to Our Structure and Organization - Our shareholders’ investment return may be reduced if we register as an investment company under the Investment Company Act.”
Available Information
Shareholders may obtain copies of our filings with the SEC, free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.rhomereit.com.
We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report. From time to time, we may use our website as a distribution channel for information about the Company. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases and SEC filings.

Item 1A. Risk Factors
You should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10‑K. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. If any of the risks discussed in this Annual Report on Form 10-K were to occur, our business, financial condition, results of operations, net income and prospects, and our ability to satisfy our debt obligations or make distributions to our shareholders at a particular rate, or at all, could be materially and adversely affected (which we refer to collectively as “materially and adversely affecting us” or having “a material adverse effect on us” and comparable phrases), and, as a result, the NAV of our common shares could decline significantly and you could lose all or part of your investment in our common shares. As used herein, the term “you” refers to our current shareholders or potential investors in our common shares, as applicable.
Risks Related to Our Business and Operations
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.
We have a limited operating history, and we may not be able to achieve our investment objectives. We cannot assure you that the past experiences of the Sponsor, the Adviser or their affiliates will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our common shares may entail more risk than an investment in a REIT with a substantial operating history.
There are no assurances that our Private Offering will raise substantial capital, which may materially adversely affect our ability to achieve our investment objectives.
Our Private Offering is being made on a “best efforts” basis, meaning that the dealer manager, if any, and the participating broker-dealers are required only to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of our shares. As a result, the amount of net proceeds we raise in our Private Offering may be substantially less than the amount we would need to achieve a broader portfolio of investments. If we are unable to raise substantial funds in our Private Offering, we will make fewer investments, resulting in less breadth in terms of the type, number and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. There is also a greater risk that you will lose money in your investment if we have less breadth in our portfolio. Further, we have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions to shareholders.
We face risks associated with the deployment of our capital.
In light of the nature of our continuous Private Offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying and purchasing suitable assets, including, without limitation, RTLs and NQMs, on attractive terms, there could be a delay between the time we receive net proceeds from the sale of our common shares in our Private Offering or any other private offering and the time we invest the net proceeds. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering net proceeds, and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.
The business of identifying, structuring and completing attractive investments is highly competitive and involves a high degree of uncertainty. In the event we are unable to find suitable investments, such cash may be maintained for longer periods which would be dilutive to overall investment returns. For example, we will continue to pay the Adviser the management fee based on our NAV, which includes cash, money market accounts and other similar temporary investments. This could cause a substantial delay in the time it takes for a shareholder’s investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to our shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall investment returns and dividend distribution yields. In the event we fail to timely invest the net proceeds from sales of our common shares or do not deploy sufficient capital to meet our targeted leverage, we may be materially and adversely affected.
We are dependent on the Adviser and its affiliates and their key personnel who provide services to us through the Management Agreement, and we may not find a suitable replacement for the Adviser if the Management Agreement is terminated, or for these key personnel if they leave us or otherwise become unavailable to us.
We have no employees and are completely reliant on the Adviser. Some of our officers are executive officers of the Adviser or its affiliates. The Adviser has significant discretion as to the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success depends to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the officers and key personnel of the Adviser and its affiliates. The officers and key personnel of the Adviser and its affiliates evaluate, negotiate, originate and monitor our investments; therefore, our success depends on their continued service. The departure of any of the officers or key personnel of the Adviser or its affiliates could have a material adverse effect on us.
The Adviser is not obligated to dedicate any specific personnel (including investment personnel) exclusively to us. In addition, none of our officers or the officers of the Adviser or its affiliates are obligated to dedicate any specific portion of their time to our business. Our officers have significant responsibilities to investors, third parties or other businesses, investment vehicles, accounts, arrangements or clients that are sponsored, managed and/or advised by the Sponsor or its affiliates, including the Adviser (collectively, “Other Rithm Accounts”) and other Rithm Affiliates, including the Sponsor, that are not specific to an Other Rithm Account. Although we believe these individuals will be able to allocate an adequate amount of their time to the management of our business, they may not always be able to devote significant time to the management of our business. Further, when there are turbulent conditions or distress in the real estate credit markets, the attention of the Adviser’s personnel and our executive officers and the resources of the Sponsor will also be required by Rithm Affiliates, including the Sponsor, and Other Rithm Accounts. In such situations, we may not receive the level of support and assistance that we may receive if we were internally managed.
In addition, we offer no assurance that RCM GA Manager LLC will remain the Adviser or that we will continue to have access to the Adviser’s or its affiliates’ officers and key personnel. If the Management Agreement is terminated and no suitable replacement is found, we may not be able to execute our business plan.
Some of our counterparties and potential counterparties may be unwilling to enter into transactions and other arrangements with us unless RCM GA Manager LLC or another Rithm Affiliate is the Adviser. By way of example, financing counterparties may require, as a condition to providing financing, that a Rithm Affiliate is the Adviser. In addition, our counterparties and potential counterparties' willingness to enter into transactions and other arrangements with us may be impacted by the performance of other transactions or arrangements between, or disputes with, Rithm Affiliates, including the Sponsor, or Other Rithm Accounts.
Finally, there is no guarantee (i) that the Adviser will succeed in implementing our investment objectives or strategy or in identifying investments that are in accordance with our investment philosophy or (ii) that historical trends of prior programs sponsored by the Adviser or the Sponsor will continue during the life of our operations.
See “ – Risks Related to our Relationship with the Adviser and the Management Agreement.”
The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our Board for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and, in turn, may materially and adversely affect us.
Our Board has approved very broad investment guidelines that delegate to the Adviser the authority to execute and implement our investment strategy on our behalf, so long as such investments are consistent with the investment guidelines and our Declaration of Trust. The Adviser will implement on our behalf the strategies and discretionary approaches it believes from time to time may be best suited to prevailing market conditions in furtherance of that purpose, subject to the limitations under our investment guidelines and our Declaration of Trust. There can be no assurance that the Adviser will be successful in implementing any particular strategy or discretionary approach to our investment activities. Our Board will review our investment guidelines and investment portfolio periodically. The prior approval of our Board or a committee of independent trustees will be required only as set forth in our Declaration of Trust (including for transactions with the Adviser and its affiliates) or for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our trustees will rely primarily on information provided to them by the Adviser. Furthermore, transactions entered into on our behalf by the Adviser may be costly, difficult or impossible to unwind when they are subsequently reviewed by our Board.

We currently target a portfolio consisting of 65% to 75% of RTLs and 25% to 35% of NQMs (in each case, on an equity basis). There can be no assurance that our portfolio will contain investments consistent with these allocation targets, and our investments and the characteristics of our portfolio may change over time due to market conditions or other factors. Accordingly, there can be no assurance that our future portfolio will not differ, potentially significantly, from our current portfolio, which could result in our future portfolio having an allocation of assets that are potentially riskier than, or not as attractive as, the assets contained in our current portfolio.
Our Board may, from time to time, change our investment strategy, including our related operational policies, without providing advance notice to, or obtaining the consent of, our shareholders.
Our Board may, from time to time, change our investment strategy, including our related operational policies with respect to investments, indebtedness, capitalization and distributions, at any time without providing advance notice to, or obtaining the consent of, our shareholders, which could result in us making investments that are different from, or that provide a lower yield compared to, the types of investments described in this Annual Report on Form 10-K and in our investment guidelines. We may also determine to pay down certain of our indebtedness and have indebtedness below our target leverage or we may borrow more to provide for additional liquidity causing us to exceed our target leverage. A change in our investment strategy may, among other things, increase our exposure to market fluctuations, default risk and interest rate risk, all of which could have a material adverse effect on us.
There is no public trading market for our shares; therefore, your ability to dispose of your shares will likely be limited to repurchase by us. If you do sell your shares to us, you may receive less than the price you paid.
There is no current public trading market for our shares, and we do not expect that such a market will ever develop in the future. Therefore, repurchase of shares by us will likely be the only way for you to dispose of your shares. An investment in us should be viewed as an illiquid investment. We expect to repurchase shares at a price equal to the transaction price of the applicable class of shares being repurchased on the date of repurchase (which will generally be equal to our prior month’s NAV per share of the applicable class of share), subject to the Early Repurchase Deduction (as defined below), and not based on the price at which you initially purchased your shares. As a result, you may receive less than the price you paid for your shares when you sell them to us pursuant to our share repurchase plan.
Your ability to have your shares repurchased is limited. We may choose to repurchase fewer shares (or none at all) than have been requested to be repurchased, in our discretion at any time, and the amount of shares we may repurchase is subject to caps. Further, our Board may make exceptions to modify or suspend our share repurchase plan if it deems such action to be in our best interest.
We may choose to repurchase fewer shares than have been requested in any particular month to be repurchased under our share repurchase plan, or none at all, in our discretion at any time. We may repurchase fewer shares than have been requested to be repurchased due to limited readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in investments is a better use of our capital than repurchasing our shares. In addition, the aggregate NAV of total repurchases of our common shares is limited to no more than 2% of our aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and no more than 5% of our aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the previous calendar quarter).
During any period in which we believe that we are not a “publicly offered REIT” for U.S. federal income tax purposes, we also may decline any repurchase request by a shareholder if we believe the repurchase (i) would not qualify for sale or exchange treatment under Section 302(b) of the Code or (ii) would otherwise negatively affect any other shareholders or negatively affect our status as a REIT.
Shares purchased by the Adviser or its affiliates or issued to such parties in lieu of cash in respect of our management fee, our performance fee or as other compensation or as reimbursements of expenses or to the Sponsor for any future commitments to us are not subject to these repurchase limitations.
Further, our Board may make exceptions to modify, or suspend, our share repurchase plan if in its reasonable judgment it deems such action to be in our best interest. Once the share repurchase plan is suspended, our share repurchase plan requires that we consider the recommencement of the plan at least quarterly. Continued suspension of our share repurchase plan would only be permitted under the plan if our Board determines that the continued suspension of the share repurchase plan is in our best interest. Our Board must affirmatively authorize the recommencement of the plan before shareholder requests will be considered again. While our Board may suspend our share repurchase plan as described above, including for extended periods, our Board cannot fully terminate our share repurchase plan absent a liquidity event which results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If we determine to repurchase some but not all of our shares submitted for repurchase during any month, shares submitted for repurchase at the end of the month will be repurchased on a pro rata basis after we have repurchased all common shares for which repurchase has been requested due to death or disability and other limited exceptions. All unsatisfied repurchase requests must be resubmitted after the start of the next month or upon the recommencement of the share repurchase plan, as applicable.
The vast majority of our assets cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy repurchase requests. In addition, it is uncertain as to when profits, if any, will be realized. Losses on unsuccessful investments could be realized before gains on successful investments are realized. Should repurchase requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in investments rather than repurchasing our shares is in our best interests as a whole, then we may choose to repurchase fewer shares than have been requested to be repurchased, or none at all. As a result, your ability to have your shares repurchased by us may be limited and at times you may not be able to liquidate your investment. See “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Share Repurchase Plan.”
Repurchases of common shares issued to the Sponsor, the Adviser or their affiliates may receive priority over other repurchase requests.
The Adviser may elect to receive our common shares in lieu of cash in respect of management fees or performance fees or certain expense reimbursements. The amount of common shares issued to the Adviser may be significant, particularly during periods in which the value of our investment portfolio appreciates, resulting in higher performance fees. Shares purchased by the Sponsor, the Adviser or their affiliates or issued to such parties in lieu of cash in respect of our management fee, our performance fee or as other compensation or as reimbursements of expenses or to the Sponsor for any future commitments to us are not subject to our share repurchase plan (including the monthly and quarterly volume limitations and the Early Repurchase Deduction), and, therefore, any such repurchases may receive priority over other repurchase requests of our common shares subject to our share repurchase plan for any period.
Economic events that may cause our shareholders to request that we repurchase their shares may materially and adversely affect us.
Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our shareholders to seek to sell their shares to us pursuant to our share repurchase plan at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially and adversely affected. In addition, if we determine to sell assets to satisfy repurchase requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and we could be materially and adversely affected.
The amount and source of distributions, if any, we may make to our shareholders is uncertain, and we may be unable to generate sufficient cash flows from our operations to make distributions to our shareholders at any time in the future.
We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be materially and adversely affected by a number of factors, including, but not limited to, the risk factors described in this Annual Report on Form 10-K. Our Board has delegated the authority to the Adviser, subject to the provisions of our Declaration of Trust and applicable law, to make determinations regarding distributions by us to our shareholders. The Adviser will make such determinations regarding distributions based upon, among other factors, our financial performance (which in a large part will depend on our borrowers’ ability to continue to pay principal and interest payments to us under the terms of our loans), debt service obligations, debt covenants, REIT qualification and tax requirements and capital expenditure requirements. Among the factors that could impair our ability to make distributions to our shareholders are:
•the limited size of our portfolio;
•our inability to invest the net proceeds from sales of our common shares on a timely basis in income-producing investments;
•our inability to realize attractive risk-adjusted returns on our investments;
•high levels of expenses or reduced revenues that reduce our cash flow or non-cash earnings; and
•defaults in our investment portfolio or decreases in the value of our investments.

As a result, we may not be able to make distributions to our shareholders at any time in the future, and the level of any distributions we do make to our shareholders may not increase or even be maintained over time, any of which could materially and adversely affect the value of your investment.
We may fund any distributions from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources.
We may not generate sufficient cash flow from operations to fully fund distributions to shareholders. Therefore, we may fund distributions to our shareholders from sources other than cash flow from operations, including, without limitation, the sale of or repayment under our assets, borrowings or offering proceeds, and we have no limits on the amounts we may pay from such sources. The extent to which we fund distributions from sources other than cash flow from operations will depend on various factors, including, but not limited to, the level of participation in our distribution reinvestment plan, the extent to which the Adviser elects to receive its management fee or performance fee in our common shares (in lieu of cash), how quickly we invest the proceeds from our Private Offering and any future offering and the performance of our investments, including our real estate debt portfolio. Funding distributions from borrowings, offering net proceeds (including from sales of our common shares to the Adviser or its affiliates) and the sale of or repayments under our investments will result in us having less funds available to originate or acquire RTLs or other assets. As a result, the return you realize on your investment may be reduced. Doing so may also negatively impact our ability to generate cash flows. Likewise, funding distributions from the sale of additional common shares (or other securities convertible into our common shares) will dilute your interest in us on a percentage basis and may impact the value of your investment especially if we sell these securities at prices less than the price you paid for your common shares. We may be required to continue to fund distributions from a combination of some of these sources if our investments fail to perform, if expenses are greater than our revenues or due to numerous other factors. We cannot predict when, if ever, distribution payments sourced from borrowings and from offering net proceeds may occur, and an extended period of such payments would likely be unsustainable. We have not established a limit on the amount of our distributions that may be funded from any of these sources.
To the extent we borrow funds to pay distributions, we would incur borrowing costs (including interest) and these borrowings would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and materially adversely impact the value of your investment.
We may also defer operating expenses or pay expenses (including management fees or performance fees payable to the Adviser) with our common shares to preserve cash flow for the payment of distributions. The ultimate repayment of these deferred expenses could materially and adversely affect us and reduce the future return on your investment. We may repurchase common shares from the Adviser shortly after issuing such common shares as compensation or reimbursement for certain expenses. The payment of expenses in our common shares will dilute your ownership interest in us. There is no guarantee any of our operating expenses will be deferred and the Adviser is under no obligation to receive fees or distributions in our common shares and may elect to receive such amounts in cash.
Purchases and repurchases of our common shares will not be made based on the current NAV per share as of the date of the purchase or repurchase.
Generally, our offering price per common share and the price at which we make repurchases of our common shares will be the NAV per share of the applicable class as of the last calendar day of the prior month, except that shares tendered for repurchase within the first 12 months of issuance will be subject to an Early Repurchase Deduction. The NAV per share, if calculated as of the date on which an investor makes its subscription request or repurchase request, may be significantly different than the transaction price an investor pays or the repurchase price it receives. Certain of our investments or liabilities may be subject to high levels of volatility from time to time and could change in value significantly between the end of the prior month as of which our NAV is determined and the date that an investor acquires or repurchases our common shares; however, the prior month’s NAV per share will generally continue to be used as the transaction price per share and repurchase price per share. Given that we initially expect to invest primarily in RTLs, which have a shorter duration than certain other asset types, such changes in value could be more pronounced. In exceptional circumstances, we may, in our sole discretion, but are not obligated to, offer and repurchase common shares at a different price that we believe reflects the NAV per share of such shares more appropriately than the prior month’s NAV per share, including by updating a previously available offering price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month and we believe an updated price is appropriate. In such exceptional cases, the transaction price and the repurchase price will not equal our NAV per share as of any time.
Valuations of our investments may reflect estimates of fair value and may not necessarily correspond to realizable value, which could adversely affect the value of your investment.

The Adviser will oversee the calculation of our NAV. On a monthly basis, the Adviser, through its valuation committee for the valuation of our assets, will perform a valuation of our assets, generally with the assistance of Phoenix Analytic Services, Inc., our independent valuation advisor (our “Independent Valuation Advisor”). However, on at least a monthly basis, the Independent Valuation Advisor generally will value each of our loan and property assets (except in certain limited circumstances), and the Adviser will use these valuations for such assets in determining NAV. The Independent Valuation Advisor will also review and confirm the reasonableness of the Adviser’s monthly valuations for assets not valued by the Independent Valuation Advisor that month. We have engaged our fund administrator, HedgeServ Corporation (our “fund administrator”), to utilize the Adviser’s valuation of our assets for a particular month to calculate the monthly NAV per share for each class of shares. The Adviser will review our fund administrator’s calculations. Our Board will periodically receive and review such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility.
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
Within the parameters of our valuation guidelines, the valuation methodologies used to value our investments will involve subjective judgments and projections and may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond our control and the control of the Adviser and our Independent Valuation Advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As such, the estimated fair value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between the estimated fair value and the ultimate sales price could be material. In addition, accurate valuations are more difficult with respect to illiquid assets and/or during times of low transaction volume because there are fewer market transactions that can be considered in the context of the valuation analysis. However, there will be no retroactive adjustment in the valuation of such assets, the offering price of our common shares, the price we paid to repurchase our common shares or NAV-based fees we paid to the Adviser and the dealer manager, if applicable, to the extent such valuations prove to not accurately reflect the realizable value of our assets. Because the price an investor will pay for our common shares in our continuous Private Offering, and the price at which an investor’s shares may be repurchased by us pursuant to our share repurchase plan are generally based on our prior month’s NAV per share, an investor may pay more than realizable value or receive less than realizable value for its investment.
The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.
From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, it may be difficult to reflect fully and accurately rapidly changing market conditions or material events that may impact the value of our investments or to obtain quickly complete information regarding such events. The NAV per share of each class of our common shares may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share of each class, as determined monthly, after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in a subsequent month and in accordance with our valuation guidelines. Depending on the circumstance, the resulting potential disparity in our NAV may be in favor or to the detriment of either shareholders who repurchase their shares, or shareholders who buy new shares, or existing shareholders, depending on whether our published NAV per share for such class is overstated or understated.
NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.
The methods for calculating our NAV, including the components used in calculating our NAV, are not prescribed by rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating NAV, and our NAV is not audited by our independent registered public accounting firm. We calculate and publish NAV solely for purposes of establishing the price at which we sell and repurchase our common shares and to calculate certain fees and distributions payable to the Adviser, its affiliates and the dealer manager, if applicable, and you should not view our NAV as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our NAV may differ from those used by other companies now or in the future.
In addition, calculations of our NAV, to the extent that they incorporate valuations of our assets and liabilities, are not prepared in accordance with GAAP. These valuations may differ from liquidation values that could be realized in the event that we were forced to sell assets.
Additionally, errors may occur in calculating our NAV, which could impact the price at which we sell and repurchase our common shares and the amount of the Adviser’s management fee. The Adviser has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Adviser, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which our common shares were sold or repurchased or on the amount of the Adviser’s management fee, may determine in its sole discretion to take certain corrective actions in response to such errors, including, subject to the Adviser’s policies and procedures, making adjustments to prior NAV calculations. You should carefully review the disclosure of our valuation policies and how NAV will be calculated under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Net Asset Value Calculation and Valuation Guidelines.”
Adverse economic conditions, including an economic slowdown or downturn, could have a material adverse effect on us.
Our business could be significantly affected by global and national economic and market conditions generally and by the local economic conditions where the properties securing our investments are concentrated. A return to a recessionary period, elevated inflation, adverse trends in employment levels, geopolitical instability or conflicts, trade or supply chain disruptions, economic or other sanctions or a sustained capital market correction could have an adverse effect on our business, including on the value of our investments and collateral securing our financing, if any, which can impact our liquidity. Any deterioration of the real estate market as a result of these conditions may cause us to experience losses related to our assets and to sell assets at a loss.
The length and severity of any economic slowdown or downturn cannot be predicted. As a result, we may see increases in bankruptcies and defaults may negatively impact our borrowers’ ability to service their debt. The occurrence of any of the foregoing could have a material adverse effect on us.
Global economic, political and market conditions may materially and adversely affect us.
The current worldwide financial markets situation, as well as various social and political tensions in the U.S. and around the world (including wars, such as the recent military actions involving Iran, and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may contribute to increased market volatility, may have long-term effects on the U.S. and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. For example, conflicts, and resulting market volatility, could materially and adversely affect us and have in the past led, and could lead in the future, to the U.S. and other countries imposing sanctions or taking other restrictive actions. In addition, other government actions, including sanctions, export controls, tariffs (including recent tariffs imposed and threatened by the U.S.) and trade wars could have a material adverse effect on us and could cause the NAV of our common shares to decline. We will continue to monitor developments and seek to manage our investments in a manner consistent with achieving our investment objectives, but there can be no assurance that we will be successful in doing so.
In addition, the current regulatory environment in the U.S. and in other countries may be impacted by future legislative developments. The outcome of elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments, as well as the Adviser and its affiliates, will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade (including tariffs)), the regulation of the investment management industry, tax law, immigration policy or government entitlement programs could have a material and adverse impact on us and our investments.
Uncertainty with respect to the financial stability of the U.S. could have a significant material adverse effect on us.
Our investment strategy depends on the real estate industry generally, which in turn depends on broad economic conditions in the U.S. and, to the extent our investments are secured by real estate located outside of the U.S., elsewhere. Recently, concerns over global economic conditions, energy and commodity prices, geopolitical issues and military conflicts, inflation, Federal Reserve short term rate decisions, actual or perceived instability in the U.S. banking system, foreign exchange rates, the availability and cost of credit, the sovereign debt crisis, the U.S. mortgage market and a potentially weakening real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy. These factors, combined with volatile prices of oil and the potential for declining business and consumer confidence, may precipitate an economic slowdown, as well as cause extreme volatility in security prices. Global economic and political headwinds, along with global market instability and the risk of maturing debt that may have difficulties being refinanced, may continue to cause periodic volatility in the real estate market for some time. Adverse conditions in the real estate industry negatively impact our returns by, among other factors, the tightening of the credit markets, decline in the value of underlying real estate assets, and continuing credit and liquidity concerns, among other potential risks.
Inflation risks may have an adverse impact on our returns.
Inflation in the U.S.has accelerated in the past and may continue to do so or do so again in the future. It remains uncertain whether substantial inflation in the U.S. will be sustained over an extended period of time or have a significant effect on the U.S. or other economies. Inflation and rapid fluctuations in inflation rates have had in the past, any may in the future have, negative effects on the economies and financial markets, which may in turn affect the markets in which we invest. For example, wages and prices of inputs increase during periods of inflation, which negatively impact returns on investments. Governmental efforts to curb inflation often have negative effects on the level of economic activity. Depending on the inflation assumptions relating to the cash flows anticipated from the assets underlying our investments, as well as the manner in which asset revenue is determined with respect to such asset, returns from assets may vary as a result of changes in the rate of inflation. There can be no assurance that inflation will not become a serious problem in the future and have an adverse impact on our returns.
Moreover, as inflation increases, the real value of our investments and distributions therefrom can decline. If we are unable to increase the revenue and profits of our investments at times of higher inflation, we may not be able to pay out higher distributions to shareholders to compensate for the relative decrease in the value of money, thereby affecting the expected return of investors.
We are subject to risks investing outside of the U.S., including business uncertainties, currency exchange risks and political, social and economic uncertainty.
We may invest a portion of our net assets in assets located, or secured by properties located, outside the U.S. In addition to business uncertainties and currency exchange risks, such investments may be affected by political, social and economic uncertainty affecting a country or region. Many foreign markets are not as developed or as efficient as those in the United States, and as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly as to bankruptcy and reorganization. Financial accounting and auditing standards and practices may differ, and there may be less publicly available information in respect of such companies. For a company that keeps accounting records in local currency, inflation accounting rules in some countries require, for both tax and accounting purposes, that certain assets and liabilities be restated on the company’s balance sheet in order to express items in terms of a currency of constant purchasing power. As a result, financial data may be materially affected by restatements for inflation and may not accurately reflect the real condition of real estate and companies. Accordingly, our ability to conduct due diligence in connection with an investment and to monitor the investment may be adversely affected by these factors.
We may be subject to additional risks which include possible adverse political and economic developments, possible seizure or nationalization of foreign deposits and possible adoption of governmental restrictions which might adversely affect payment to investors located outside the country of the obligor, whether from currency blockage or otherwise. Furthermore, some of the investments and/or the income they generate may be subject to taxes levied by governments which have the effect of increasing the cost of such investments and reducing the realized gain or increasing the realized loss on such investments at the time of sale. Income received by us from sources within some countries may be reduced by withholding and other taxes imposed by such countries. Any such taxes paid by us will reduce our net income or return from such investments and our ability to make distributions. While we may take these factors into consideration in making our investment decisions, no assurance can be given that we will be able to fully avoid these risks.
We depend on the Adviser to develop appropriate systems and procedures to control operational risk.
Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on the Adviser and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on the Adviser’s financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, the Adviser will not be liable for losses incurred due to the occurrence of any such errors. The personnel of the Adviser are engaged in other business activities, which could distract them, divert their time and attention such that they could no longer dedicate a significant portion of their time to our businesses or otherwise slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on us.

Our business and operations could suffer in the event of system failures or cybersecurity breaches.
The Adviser oversees our cybersecurity program. Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal and hosted information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cybersecurity attacks, such as computer viruses, malware or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could result in a violation of applicable privacy and other laws, unauthorized access to information of ours and others, significant legal and financial exposure, damage to our reputation among our borrowers, the tenants occupying the properties owned by our borrowers that secure our investments and our investors generally, and loss or misuse of the information and a loss of confidence in our security measures, any of which could harm our business.
Third parties with which the Adviser or its affiliates do business are also sources of cybersecurity or other technological risk. The Adviser and its affiliates outsource certain functions and these relationships allow for the storage and processing of the Adviser’s and its affiliates’ information, as well as client, counterparty, employee and borrower information. While the Adviser and its affiliates engage in actions to reduce its exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction or other cybersecurity incidents that adversely affects the Adviser’s or its affiliates’ data, resulting in increased costs and other consequences as described above.
We could be subject to misconduct and unauthorized conduct from third party providers, which could result in litigation or serious financial harm.
Misconduct by employees of the Adviser or its affiliates or by our third-party service providers could cause us significant losses. Employee misconduct may include binding us to transactions that present unacceptable risks and unauthorized activities or concealing unsuccessful activities (which, in either case, may result in unknown and unmanaged risks or losses). Losses could also result from actions by third-party service providers, including failing to record transactions or improperly performing custodial, administrative and other responsibilities. In addition, employees and third-party service providers may improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects. There can be no assurance that the measures that we, the Adviser and its affiliates expect to implement to prevent and detect employee misconduct and to select reliable third-party providers will be effective in all cases.
Failure to identify and exclude bad actors could disqualify us from relying on certain rules on which we rely.
We are offering common shares in our Private Offering, which is not registered under the Securities Act, or any other securities laws, including state securities or blue sky laws. Our common shares are offered in reliance upon the exemption from registration thereunder provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. If certain persons and entities involved with the offering of our common shares, including any shareholder holding (20%) or more of a fund’s outstanding voting equity securities, are or have been subject to certain criminal convictions, SEC disciplinary orders, court injunctions or similar adverse events (collectively, “bad act determinations”), then in certain instances we may be disqualified from relying upon Rule 506. There is no assurance that efforts to exercise reasonable care to identify and exclude bad actors from participating in the offering will be deemed to be sufficient to comply with these requirements. If we were disqualified from relying upon the exemption from registration provided in Rule 506, there may not be another exemption from registration available under the Securities Act and, consequently, we may not have an exemption from registration under any state securities or blue sky laws. If these exemptions from registration were unavailable, then we may be subject to, and incur significant costs related to, enforcement actions and rescission rights may be available to the shareholders, which if exercised, may require us to liquidate assets earlier and on less advantageous terms than were anticipated at underwriting and/or may cause us to have a more limited amount of capital available for investment, impairing our ability to assemble, manage, retain and harvest a complete and balanced portfolio.
Risks Related to Our Structure and Organization
Our shareholders generally have limited voting rights.
As permitted by Maryland law, our Declaration of Trust provides limited voting rights to our shareholders. Under our Declaration of Trust, subject to certain exceptions, shareholders generally are only entitled to vote at a duly held meeting at which a quorum is present on (i) amendments to our Declaration of Trust that would materially and adversely affect the contract rights of outstanding shares subject to certain exceptions provided in our Declaration of Trust, (ii) a merger, consolidation, conversion or transfer of all or substantially all of our assets on which shareholders are entitled to vote as provided in our

Declaration of Trust (but excluding a Conversion Event (as defined below), an internal restructuring transaction (including the conversion of us into another type of legal entity), and any transaction that could be taken by a Maryland corporation without approval of its shareholders pursuant to the Maryland General Corporation Law), (iii) removal of a trustee for “cause” and the election of a successor trustee to the extent provided in our Declaration of Trust, (iv) in the event that there are no trustees, the election of trustees and (v) such other matters that our Board determines to submit to our shareholders for approval or ratification.
All other matters are subject to the discretion of our Board. Thus, except as set forth above or in any class or series of our shares and subject to the restrictions on transfer and ownership of our shares contained in our Declaration of Trust, holders of common shares do not have the right to vote on any matter.
Under our Declaration of Trust, our Board may determine, in its sole discretion and without any action by our shareholders, that we will (i) conduct a public offering as a non-listed REIT subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association on May 7, 2007, as amended from time to time, or (ii) undertake a listing of any or all of our common shares on a national securities exchange registered with the SEC under the Exchange Act or any other internationally recognized securities exchange determined by our Board. In connection with such determination and the conduct of such public offering or listing, as applicable, our Board may cause us to (i) merge with or into or convert into another entity, (ii) consolidate with one or more entities into a new entity, (iii) transfer all or substantially all of our assets to another entity or (iv) amend our Declaration of Trust and our bylaws (in each case, a “Conversion Event”), in each case without any action or approval by our shareholders.
Our Declaration of Trust does not provide for the annual election of trustees by our shareholders and contains provisions that could make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.
Under the Maryland Statutory Trust Act (the “MSTA”) and our Declaration of Trust, we are not required to, and do not anticipate, holding an annual meeting or any other regularly scheduled meeting of shareholders. Rather, we anticipate that meetings of shareholders will only be called as special meetings, if, as and when necessary. Our Declaration of Trust provides that shareholders are only entitled to elect trustees upon the removal of a trustee by shareholders or in the event there are no trustees. Any election by our shareholders or our Board to replace a removed trustee must comply with the terms of our Declaration of Trust and bylaws providing for, as applicable, the Adviser’s exclusive right to designate one or more trustees to serve on our Board, including without limitation as a successor trustee to a removed trustee, and the qualifications applicable to an independent trustee. A trustee may be removed by our shareholders only for “cause” (as defined in our Declaration of Trust), and then only upon the affirmative vote of shareholders entitled to cast at least two-thirds of the votes entitled to be cast on such matter in accordance with our Declaration of Trust.
Our bylaws provide that any vacancy on our Board (other than vacancies resulting from shareholder removal of a trustee for “cause”) may be filled only by a vote of a majority of the remaining trustees, even if the remaining trustees do not constitute a quorum. For so long as the Sponsor or its Affiliate acts as investment advisor or manager to us, the Adviser has the right to designate a number of trustees for election to our Board, which number will initially be two (each, an “Adviser Designee”); provided that if the number of trustees constituting our Board is increased or decreased, the number of Adviser Designees will be increased or decreased proportionately (but, unless our bylaws are amended, in no event will the number of Adviser Designees (i) equal or exceed 50% of the total size of our Board or (ii) be less than one). Our Board must also consult with the Adviser in connection with filling any vacancies created by the removal, resignation, retirement or death of any trustee. Any election by our shareholders or our Board to replace a removed trustee must comply with the terms or our Declaration of Trust and bylaws providing for, as applicable, the Adviser’s exclusive right to designate one or more trustees to serve on our Board, including without limitation as a successor trustee to a removed trustee, and the qualifications applicable to an independent trustee. If the vacancy resulting from shareholder removal of a trustee for “cause” was a trustee designated by the Adviser, the Adviser has the exclusive right to designate a successor trustee for election to our Board, in accordance with our Declaration of Trust.
These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in our control. In addition, in the event that “cause” exists to remove a trustee but shareholders are unable to remove such trustee because of the inability to obtain the affirmative vote of shareholders entitled to cast two-thirds of the votes entitled to be cast on the matter, we could be materially and adversely affected.
Our Declaration of Trust permits our Board to authorize us to issue preferred shares on terms that may be senior to the rights of the holders of our current common shares or discourage a third party from acquiring us.
Our Board is permitted, subject to certain restrictions set forth in our Declaration of Trust, to authorize the issuance of preferred shares without shareholder approval. Further, our Board may classify or reclassify any unissued common shares or preferred shares from time to time into one or more classes or series by setting the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption of any new class or series of common shares or preferred shares. Thus, our Board could authorize us to issue preferred shares with terms and conditions that could be senior to the rights of the holders of our common shares or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction such as a merger, tender offer or sale of all or substantially all of our assets, that might provide a premium price for holders of our common shares.
Your interest in us will be diluted if we issue additional shares.
Holders of our common shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust authorizes us to issue (i) an unlimited number of common shares, including (a) unlimited common shares classified as Class S shares, (b) unlimited common shares classified as Class T shares, (c) unlimited common shares classified as Class D shares, (d) unlimited common shares classified as Class I shares, (e) unlimited common shares classified as Class J shares, (f) unlimited common shares classified as Class J-2 shares and (g) unlimited common shares classified as Class E shares and (ii) an unlimited number of shares classified as preferred shares.
Our Board may elect, at any time, to, among other things: (i) sell additional common shares (of existing classes or such classes as may be designated by our Board from time to time) in our Private Offering or any future offering; (ii) issue common shares upon the exercise of the options we may grant to our independent trustees or future employees; (iii) issue common shares to the Adviser or its affiliates in payment of an outstanding obligation to pay fees for services rendered to us or for the management fee or performance fee or expense reimbursements; or (iv) issue equity incentive compensation to certain employees of the Sponsor and certain of its affiliates, including, without limitation, Newrez, and Genesis (collectively, the “Affiliated Service Providers”) or to third parties as satisfaction of obligations under incentive compensation arrangements. To the extent we issue additional common shares in the future, a shareholder’s percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our common shares.
Maryland law and our Declaration of Trust limit our rights and the rights of our shareholders to recover claims against Covered Persons (as defined below), which could reduce your and our recovery against them if they cause us to incur losses.
Maryland law provides that a trustee will not have any liability as a trustee so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our Declaration of Trust limits the personal liability of our trustees, our officers, the Sponsor, the Adviser and each equityholder, member, manager, director, officer, employee or agent of any trustee or our Board (each a “Covered Person”) for monetary damages to the maximum extent permitted by Maryland law. Maryland law and our Declaration of Trust also provide that we shall indemnify each Covered Person, including any individual or entity who, while serving as the Covered Person and, at our request, serves or has served any other enterprise in any management or agency capacity, against any claim or liability to which the Covered Person may become subject by reason of such status, except for liability for the Covered Person’s gross negligence or intentional misconduct. In addition, our Declaration of Trust provides that we shall, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse, in advance of final disposition of a proceeding, reasonable expenses incurred by a present or former Covered Person or shareholder made a party to or witness in a proceeding by reason of such status, provided that in the case of a Covered Person, we shall have received (i) a written affirmation by the Covered Person of the Covered Person’s good faith belief that the Covered Person has met the applicable standard of conduct necessary for indemnification and (ii) a written undertaking by or on behalf of the Covered Person to repay the amount paid or reimbursed by us if it is ultimately determined that the applicable standard of conduct was not met. We are not required to indemnify or advance funds to any person entitled to indemnification under our Declaration of Trust (a) with respect to any action initiated or brought voluntarily by such indemnified person (and not by way of defense) unless (1) approved or authorized by our Board or (2) incurred to establish or enforce such person’s right to indemnification under our Declaration of Trust, or (b) in connection with any claim with respect to which such person is found to be liable to us. As a result, you and we may have more limited rights against Covered Persons than might otherwise exist under common law, which could reduce your and our recovery from these persons if they act in a manner that causes us to incur losses.
We are not be required to comply with certain reporting requirements, including those relating to auditor’s attestation reports on the effectiveness of our system of internal control over financial reporting, accounting standards and disclosure about our executive compensation, that apply to other public companies.
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we are not be required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with the requirement in Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard 3101, The Auditor’s Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion, to communicate critical audit matters in the auditor’s report, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold shareholder advisory votes on executive compensation.
Once we are no longer an emerging growth company, so long as our shares are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.
We cannot predict if investors will find our shares less attractive because we choose to rely on any of the exemptions discussed above.
As noted above, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to opt out of this transition period and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of these standards is required for none-emerging growth companies. This election is irrevocable.
Additionally, deficiencies in the effectiveness and accuracy of information systems or internal controls that the Company maintains may result in a material loss. This risk arises from, inter alia, human error, system failures, inadequate procedures or internal management controls. Operational risk such as human error or system failures may lead to incorrect or inaccurate valuations of the investments and may impact the ability of the Adviser to make such calculations or valuations on relevant determination dates. Where there are deficiencies in the effectiveness and accuracy of information systems or system failures, this may lead to a delay in providing investors with required reporting information.
Our shareholders’ investment return may be reduced if we register as an investment company under the Investment Company Act.
We currently conduct, and intend to continue to conduct, our operations so that neither we nor our subsidiaries would be investment companies under the Investment Company Act. However, there can be no assurance that we and our subsidiaries will be able to successfully avoid operating as an investment company.
A change in the value of any of our assets could negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To maintain compliance with the applicable exemption under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional assets that we might not otherwise have acquired or may have to forego opportunities to acquire assets that we would otherwise want to acquire and would be important to our investment strategy.
Failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements that could materially and adversely affect us.
Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations necessary to maintain our ability to rely upon an applicable exemption from being regulated as a commodity pool operator could adversely affect our ability to implement our investment program, conduct our operations or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit investing in interests that may be treated as “commodity interests” to comply with the regulations of the CFTC may have a material adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.
Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if such state court does not have jurisdiction, the U.S. District Court for the District of Maryland, Northern Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to bring a claim in a judicial forum that the shareholders believe is a more favorable judicial forum for disputes with us or our trustees, officers or other employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if such state court does not have jurisdiction, the U.S. District Court for the District of Maryland, Northern Division will, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any Internal Corporate Claim, as such term is defined in the Maryland General Corporation Law; (ii) any derivative action or proceeding brought on our behalf, other than actions arising under U.S. federal securities laws; (iii) any action asserting a claim of breach of any duty owed by any trustee or officer or other agent of ours to us or to our shareholders; (iv) any action asserting a claim against us or any of our trustees, officers or other agents arising pursuant to any provision of the MSTA or our Declaration of Trust or bylaws; or (v) any other action asserting a claim against us or any of our trustees or officers or other agents that is governed by the internal affairs doctrine. These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act or the Exchange Act or any other claim for which federal courts have exclusive jurisdiction. This provision may limit a shareholder’s ability to bring a claim in a judicial forum that it believes is more favorable for disputes against us or our trustees, officers or employees, which may discourage such lawsuits against us and our trustees, officers and other employees.
Our conflict of interest policy may not be successful in eliminating the influence of future conflicts of interest that may arise between us and our trustees, officers and employees.
We have adopted a policy providing that any transaction in which our trustees, officers or employees have a material direct or indirect pecuniary interest in must be approved by a majority of our independent trustees. Other than this policy, however, we may not adopt additional formal procedures for the review and approval of conflict of interest transactions generally. As such, our policies and procedures may not be successful in eliminating the influence of conflicts of interest.
The ownership limits that apply to REITs, as prescribed by the Code and by our Declaration of Trust, may restrict our business combination opportunities.
Our Declaration of Trust, with certain exceptions, authorizes our Board to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless our Board otherwise determines that an exemption may be granted, no person (including any entity or group) may own, directly or indirectly through application of constructive ownership rules, in excess of 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common shares or 9.8% in value or number of shares, whichever is more restrictive, of our outstanding shares of all classes or series. These restrictions may have the effect of delaying, deferring or preventing a change in control of us, or an extraordinary transaction (such as a merger, tender offer or transfer of all or substantially all of our assets) that might provide a premium to the purchase price of our shares for our shareholders.
If the Adviser or an affiliate thereof forms funds that invest with us in an Aggregator Entity (as defined below), we may be subject to certain additional risks.
The Adviser or an affiliate thereof may form funds that invest with us in an entity (an “Aggregator Entity”) below us in our entity structure (i.e., between us and an asset). This structure, in particular the existence of multiple entities (including us) that invest with us in an Aggregator Entity, could, under some circumstances, cause the Adviser to manage the Aggregator Entity’s investment portfolio in ways that are less advantageous to us than if we pursued our investment activities independently. For example, investments might become available that are attractive to us but that the Aggregator Entity foregoes because they could cause a non-U.S. fund that invests in the Aggregator Entity to give rise to withholding taxes or other tax burdens specific to such fund. The Aggregator Entity also may forego making certain investments that we may otherwise have considered making, or do so through a TRS that is subject to U.S. federal (and applicable state and local) corporate income tax even though we may not otherwise have needed to use a TRS for such investments, to avoid causing a non-U.S. fund that invests in the Aggregator Entity to be engaged in a U.S. trade or business. Additionally, if the Aggregator Entity were engaged in a U.S. trade or business (e.g., from the direct sale of a U.S. real property interest (“USRPI”) rather than through a TRS), the Aggregator Entity would be required to withhold certain taxes on such non-U.S. fund’s share of any income and gain considered to be effectively connected with the U.S. trade or business. If the Aggregator Entity were to fail so to withhold (e.g., because it took the position that its activities did not constitute conducting a U.S. trade or business, and the Internal Revenue Service (“IRS”) prevailed in a challenge to that position), the Aggregator Entity could be liable for such withholding taxes and interest and penalties, which could be borne by us and reduce the amount of distributions that we make to our shareholders, including shareholders that did not hold shares in us at the time that the economic gains, if any, from such USRPI sale or other trade or business activity, were distributed.
Furthermore, withdrawals at the Aggregator Entity level, including by funds that invest in the Aggregator Entity (as well as by large investors in such funds), could reduce liquidity at the Aggregator Entity level and leave our shareholders more concentrated in securities held by the Aggregator Entity and/or could cause the Aggregator Entity to sell investments to meet withdrawals when it might not otherwise do so, which could accelerate the realization of taxable income and cause us to make taxable distributions to our shareholders earlier than we otherwise would have. In addition, if a fund withdraws from an Aggregator Entity, we may experience higher pro rata operating expenses, thereby producing lower returns. An Aggregator Entity portfolio may become less diverse due to a withdrawal by a fund, resulting in increased portfolio risk. An Aggregator Entity is a single entity, and creditors of the Aggregator Entity may enforce claims against all assets of the Aggregator Entity.

Risks Related to Our Investments Generally
Our loans and other investments expose us to risks associated with debt-oriented real estate investments generally.
Our debt and real estate securities generally will be directly or indirectly secured by a lien on real property. The occurrence of a default on a debt investment could result in our acquiring ownership of the property. We do not know whether the values of the properties ultimately securing our debt and loans underlying our securities will remain at the levels existing on the dates of origination of these loans and the dates of origination of the loans ultimately securing our securities, as applicable. In addition, our borrowers could fraudulently inflate the values of the underlying properties. If the values of the properties drop or are discovered to have been fraudulently inflated, the lower value of the security and reduction in borrower equity associated with such loans will increase our risk. In this manner, reduced real estate values could impact the values of our debt and security investments, making them subject to the risks typically associated with real estate ownership.
We may be materially and adversely affected by a number of risks generally incident to holding real estate debt, including, without limitation:
•natural disasters, such as hurricanes, earthquakes and floods, which we expect to increase in strength and frequency due to climate change;
•acts of war or terrorism, or criminal violence, including the consequences of terrorist attacks;
•adverse changes in national and local economic and real estate conditions;
•adverse changes in economic and market conditions related to pandemics and health crises;
•an oversupply of (or a reduction in demand for) space in the areas where particular properties securing our loans are located and the attractiveness of particular properties to prospective tenants;
•changes in interest rates and availability of permanent mortgage funds that may render the sale of property difficult or unattractive;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
•costs of remediation and liabilities associated with environmental conditions affecting properties;
•reduced demand for office space, including as a result of changes in work habits, including remote or hybrid work schedules which allow work from remote locations other than the employer’s office premises;
•the potential for uninsured or underinsured property losses; and
•periods of high interest rates and tight money supply.
The value of each property or project securing our loans is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental, sale proceeds or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties.
These factors may have a material adverse effect on the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans, as well as on the value and the return that we can realize from assets we acquire and originate.
Residential mortgage loans and other pools of residential mortgage loans that we may acquire are subject to delinquency, foreclosure and loss, which could result in losses to us.
We may invest directly in residential mortgage loans and may purchase interests in other pools of residential mortgage loans. Residential mortgage loans are typically secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, natural disasters, environmental disasters, acts of terrorism, government shutdowns, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans. In the event of any default under a mortgage loan we hold directly, we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral (which, for many residential and other real estate properties, has already significantly declined and may decline further in the future) and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on the return on our investments. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process which could have a substantial negative effect on us.
Our success depends on the availability of attractive investment opportunities.
We currently target a portfolio consisting of 65% to 75% of RTLs and 25% to 35% of NQMs (in each case, on an equity basis). Our RTLs may have terms ranging from 10 months to 10 years. As a result, a significant amount of our invested capital will be repaid at loan maturity each year. Our operating results are dependent upon our ability to identify, structure, consummate, leverage, manage and realize attractive returns on new loans and other investments. In general, the availability of attractive investment opportunities and, consequently, our operating results, will be affected by the level and volatility of interest rates, conditions in the financial markets, general economic conditions, the demand for investment opportunities in our target assets and the supply of capital for such investment opportunities. As a result, our asset allocation may change over time as we identify attractive investments. We cannot assure you that we will be successful in identifying and consummating attractive investments or that such investments, once made, will perform as anticipated. See “– Risks Related to Our Business and Operations – Our Board may, from time to time, change our investment strategy, including our related operational policies, without providing advance notice to, or obtaining the consent of, our shareholders.”
There can be no assurance that our portfolio will contain investments consistent with these allocation targets, and our investments and the characteristics of our portfolio may change over time due to market conditions or other factors. Accordingly, there can be no assurance that our future portfolio will not differ, potentially significantly, from our current portfolio, which could result in our future portfolio having an allocation of assets that are potentially riskier than, or not as attractive as, the assets contained in our current portfolio.
We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate and/or acquire desirable investments in our target assets and could also affect the pricing of these assets.
We operate in a highly competitive market for lending and investment opportunities. Our profitability depends, in large part, on our ability to originate and/or acquire our target assets at attractive prices. In originating or acquiring our target assets, we compete with a variety of institutional investors, including other REITs, commercial and investment banks, specialty finance companies, public and private funds, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Several other REITs have recently raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. government, if we are not eligible to participate in programs established by the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exception from the definition of an investment company under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.
Real estate valuation is inherently subjective and uncertain.
The valuation of real estate and therefore the valuation of any underlying security relating to loans made by us is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. As a result, the valuations of the real estate assets against which we make loans are subject to a degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.

The valuation of our investments may not be certain or transparent as a result of the highly volatile environments we operate in.
Investing in highly volatile environments presents certain inherent risks, including reduced market liquidity, reduced price transparency and less certainty in core assumptions in respect of a particular investment or an investment strategy as a whole. While such investment environments provide the opportunity for significant returns, they also present significant risks, many of which cannot be predicted, managed or hedged against. If we fail to identify or adequately evaluate potential risks or changes, we may invest at a valuation that is not commensurate with the risk profile of a particular investment or where we would otherwise not invest were more accurate information available, resulting in reduced returns or a complete or partial loss of capital. There can be no assurance that we will accurately identify all potential considerations that may adversely affect the performance of any one or more of our investments or investment strategies.
If the Adviser overestimates the yields or incorrectly prices the risks of our investments, we may experience losses.
The Adviser values our potential investments based on yields and risks, taking into account estimated future losses and the underlying collateral, and the estimated impact of these losses on expected future cash flows and returns. The Adviser’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that the Adviser underestimates the asset level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
Declining real estate valuations and impairment charges could materially and adversely affect our business, financial condition, results of operations and cash flows.
We continuously monitor events and changes in circumstances, including those resulting from an economic downturn that could indicate that the carrying value of the real estate and, subsequently, the related intangible assets that secure our investments may not be recoverable. Examples of such indicators may include a significant decrease in NAV, a significant adverse change in the extent or manner in which the property securing our investment is being used or in its physical condition, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development, or a history of operating or cash flow losses. Declining real estate valuations also impact borrowers’ ability to service debt, which may impact our financial performance as lender.
Investment ratings that we may use are relative and subjective.
In general, the ratings of nationally recognized rating organizations represent the opinions of these agencies as to the credit quality of securities that they rate. These ratings may be used by us as initial criteria for the selection of investments. Such ratings, however, are relative and subjective; they are not absolute standards of quality and do not evaluate the market value risk of the securities. It is also possible that a rating agency might not change its rating of a particular issue on a timely basis to reflect subsequent events.
Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
Some of our investments may be rated by rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be downgraded or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant.
If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments, the value and liquidity of those investments could significantly decline, which would adversely affect the value of our investment portfolio.
We may invest in undervalued loans and other instruments.
We may invest in undervalued loans and other instruments. The identification of investment opportunities in undervalued loans and other instruments is a difficult task, and there is no assurance that such opportunities will be successfully recognized or acquired. While investments in undervalued instruments offer the opportunity for above-average capital appreciation, these investments involve a high degree of financial risk and can result in substantial losses. Returns generated by our investments may not adequately compensate shareholders for the business and financial risks assumed.
We may incur substantial losses if we have purchased investments based on the belief that they were undervalued by their sellers, if they were not in fact undervalued at the time of purchase. In addition, we may be required to hold such investments for a substantial period of time before realizing their anticipated value, and there is no assurance that the value of the investment would not decline during such time. Moreover, during this period, a portion of our assets would be committed to those investments purchased, thus preventing us from investing in other opportunities. In addition, we may finance such purchases with borrowed funds and thus will have to pay interest on such funds during such waiting period.
The due diligence process that the Adviser undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment, and if the Adviser incorrectly evaluates the risks of our investments, we may experience losses.
Before making investments for us, the Adviser conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, the Adviser may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, legal, and regulatory and macroeconomic trends. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. The Adviser’s loss estimates may not prove accurate, as actual results may vary from estimates. If the Adviser underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
Moreover, investment analyses and decisions by the Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited, and they may not have access to detailed information regarding such investment. Further, some matters covered by the Adviser’s diligence are continuously evolving and the Adviser may not accurately or fully anticipate such evolution. Therefore, it may be the case that the Adviser may not possess complete knowledge of all circumstances that may adversely affect such investment.
We are subject to additional counterparty risks in connection with engaging in private transactions, which are typically not subject to credit evaluation and regulatory oversight.
We are subject to various counterparty risks. For example, we may effect a portion of our transactions in “over-the-counter” or “interdealer” markets or through private transactions. The participants in such markets and the counterparties in such private transactions are typically not subject to credit evaluation and regulatory oversight as are members of “exchange based” markets. This may expose us to the risk that a counterparty will not settle a transaction because of a credit or liquidity problem, thus causing us to suffer losses. In addition, in the case of a default, we could become subject to adverse market movements while replacement transactions are executed. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where we have concentrated our transactions with a single or small group of counterparties. Furthermore, upon the bankruptcy, insolvency or liquidation of any counterparty, we may be deemed to be a general unsecured creditor of such counterparty and could suffer a total loss with respect to any positions and/or transactions with such counterparty. In the recent market conditions, counterparty risk has substantially increased and is more difficult to predict. In addition to heightened risks of bankruptcy, in this environment there is a greater risk that counterparties may have their assets frozen or seized as a result of government intervention or regulation. We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with a single counterparty. Our ability to transact business with any one or number of counterparties, the lack of any meaningful and independent evaluation of such counterparties’ financial capabilities and the absence of a regulated market to facilitate settlement may increase the potential for losses and could materially and adversely affect us.
The operating and financial risks of obligors and the underlying default risk across capital structures may adversely affect our results of operations and financial condition.
Our securities investments involve credit or default risk, which is the risk that an obligor or borrower will be unable to make principal and interest payments on its outstanding debt when due. The risk of default and losses on real estate debt instruments will be affected by a number of factors, including global, regional and local economic conditions, interest rates, the real estate market in general, an obligor’s equity and the financial circumstances of the obligor, as well as general economic conditions. Such default risk will be heightened to the extent we make relatively junior investments in an obligor’s capital structure since such investments are structurally subordinate to more senior tranches in such obligor’s capital structure, and our overall returns would be adversely affected to the extent one or more obligors is unable to meet its debt payment obligations when due. To the extent we hold an equity or “mezzanine” interest in any obligor that is unable to meet its debt payment obligations, such equity or mezzanine interest could become subordinated to the rights of such obligor’s creditors in a bankruptcy. Furthermore, the financial performance of one or more obligors could deteriorate as a result of, among other things, adverse developments in their businesses, changes in the competitive environment or an economic downturn. As a result, underlying properties or obligors that we expected to be stable may operate, or expect to operate, at a loss or have significant fluctuations in ongoing operating results, may otherwise have a weak financial condition or be experiencing financial distress and subject our investments to additional risk of loss and default.

If we are unable to successfully integrate new assets or businesses and manage our growth, we could be materially and adversely affected.
We may significantly increase the size and/or change the mix of our portfolio of assets. We may be unable to successfully and efficiently integrate newly-acquired or originated assets into our existing portfolio or otherwise effectively manage our assets or our growth effectively. In addition, increases in our portfolio of assets and/or changes in the mix of our assets may place significant demands on the Adviser’s administrative, operational, asset management, financial and other resources. Any failure to manage increases in size effectively could materially and adversely affect us.
We may be unable to restructure loans in a manner that we believe maximizes value, particularly if we are one of multiple creditors in large capital structures.
In the current environment, in order to maximize value, we may be more likely to extend and work out a loan, rather than pursue foreclosure. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group and/or by a borrower. These multiple creditor situations tend to be associated with larger loans. If we are one in a group of lenders, we may be a lender on a subordinated basis and may not independently control the decision making. Consequently, we may be unable to restructure a loan in a manner that we believe would maximize value.
We may be subject to risks associated with future advance obligations, such as declining real estate values and operating performance.
Our real estate debt portfolio may include loans that require us to advance future funds. Future funding obligations subject us to significant risks that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower may be unable to generate enough cash flow, or sell or refinance the property, in order to repay our real estate loan due. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance that such determination would, in fact, be the best course of action.
Difficulty in redeploying the proceeds from repayments of our loans and investments may cause our financial performance and returns to investors to suffer.
As our loans and investments are repaid, we will have to redeploy the proceeds we receive into new loans and investments. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan in equivalent or better alternatives, we could be materially and adversely affected.
Prepayment rates may adversely affect the value of our investment portfolio.
We are subject to the risk that the obligor of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the obligor to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An obligor may choose to redeem a debt security if, for example, the obligor can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the obligor. Any such prepayments of our securities or loans could materially and adversely affect us.
The limited liquidity in our investments may materially and adversely affect us.
The limited liquidity of our investment in real estate debt securities and other illiquid investments may make it difficult for us to sell such investments if the need or desire arises. Illiquidity could result from the absence of an established market for the investments, as well as legal, contractual or other restrictions on their resale by us. Dispositions of investments could be subject to contractual and other limitations on transfer or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms that could be obtained upon any disposition thereof. Many of the securities we purchase are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or their disposition, except in a transaction that is exempt from the registration requirements of, or otherwise in accordance with, those laws. In addition, certain investments such as RTLs and other loans are also particularly illiquid investments due to their short life, their potential unsuitability for securitization and/or the greater difficulty of recovery in the event of a borrower default. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, including due to current market conditions and exacerbated market volatility, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. As a result, many of our current investments are, and our future investments will be, illiquid and if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we or the Adviser or its affiliates has or could be attributed with material non-public information regarding such business entity.
In view of these limitations on liquidity, the return of capital and the realization of gains, if any, may only occur upon the partial or complete disposition of an investment. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could materially and adversely affect us.
Interest rate fluctuations could reduce our ability to generate income on our investments and may cause losses.
Changes in interest rates will affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Changes in the level of interest rates also may affect our ability to originate and acquire assets, the value of our assets and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates. In a period of rising interest rates, our interest expense could increase, while the interest we earn on our fixed-rate debt investments would not change, adversely affecting our profitability. Our operating results depend in large part on differences between the income from our assets, net of credit losses, and our financing costs. We anticipate that for any period during which our assets are not match-funded, the income from such assets will respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates may significantly influence our net income. Interest rate fluctuations resulting in our interest expense exceeding interest income would result in operating losses for us.
We may be exposed to environmental liabilities with respect to properties underlying our investments.
In the course of our business, including to the extent we foreclose on properties with respect to which we have extended loans, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. Under various U.S. federal, state, local and foreign laws, these liabilities may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. In addition, the presence of hazardous substances may adversely affect an owner’s ability to sell real estate or borrow using real estate as collateral. To the extent that an owner of an underlying property becomes liable for removal costs, the ability of the owner to make debt payments may be reduced, which in turn may materially adversely affect the value of the relevant mortgage-related assets held by us.
Our investments may be concentrated and are subject to risk of default.
While we seek to diversify our portfolio of investments, we are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our Board. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of foreclosure or secured by properties concentrated in a limited number of geographic locations. To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, which may materially and adversely affect us.
We currently target a portfolio consisting of 65% to 75% of RTLs and 25% to 35% of NQMs (in each case, on an equity basis). Accordingly, we expect our portfolio to be concentrated in these asset classes. Downturns, defaults or economic conditions negatively impacting these asset classes may materially and adversely affect us.
We are subject to certain risks related to incurring contingent liabilities in connection with investments, including the assumption by us of default risk or other third-party risks.
We may from time to time incur contingent liabilities in connection with an investment. For example, in order to procure financing in connection with our investment activities, we may enter into agreements pursuant to which we agree to assume responsibility for default risk or other risk presented by a third party, a warehouse financing vehicle or an investment vehicle. In addition, in connection with the disposition of an asset by us, we may be required to make certain representations about such asset and may also be required to indemnify the purchasers of such asset with respect to certain matters, including the accuracy of such representations. Any such representations made by us may survive for a period of time subsequent to the disposition of an asset. We may incur numerous other types of contingent liabilities. There can be no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have a material adverse effect on us.
We may be subject to liability or “equitable subordination” as a result of borrower lawsuits.
In recent years, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of our investments, we could be subject to allegations of lender liability.
In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a shareholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” Because of the nature of certain of our and our affiliates’ investments, we or our subsidiaries could be subject to claims from creditors of an obligor that our investments issued by such obligor should be equitably subordinated. We may make investments in which it would not be the lead creditor. It is, accordingly, possible that lender liability or equitable subordination claims affecting our investment could arise without the direct involvement of us or our subsidiaries.
Investments in real estate debt are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.
The real estate debt in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Real estate debt is also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the obligor of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the obligor repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.
Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of borrowers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.
We invest in real estate-related debt investments. Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for borrowers to satisfy their debt payment obligations, increasing the default risk applicable to borrowers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns.
Changes in general economic conditions will affect the creditworthiness of borrowers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals, the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity (including restrictions on travel or quarantines imposed), environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war, demand and/or real estate values generally and other factors that are beyond the control of the Adviser. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity.

These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us.
The Adviser cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and market terms. For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. These and other similar changes in loan structures or market terms may make it more difficult for us to monitor and evaluate investments.
Although obtaining collateral from counterparties is intended to help mitigate our potential exposure to a default by or the insolvency of a counterparty, such risks cannot be completely removed.
Although obtaining collateral from counterparties and any collateral management system implemented is intended to help mitigate our potential exposure to a default by or the insolvency of a counterparty, such risks cannot be completely removed. The collateral provided may not be sufficient to meet the counterparty’s obligations for a number of reasons. In addition, the value of the underlying real estate provided as collateral may not have a live quoted price.
There is no guarantee that the collateral will be correctly and accurately valued. To the extent that the collateral is not correctly valued, we may suffer a loss. Even if the collateral is correctly valued, the collateral may decrease in value between the time of default or insolvency of the counterparty and the time at which title to the collateral is obtained. The risk of a decrease in the value of collateral may be greater for illiquid assets (specifically real estate), due to the length of time it may take to obtain title to such assets, and such assets may comprise all or a significant portion of the collateral provided. While the collateral management process will be monitored by the Adviser, to the extent that the management process is not correctly adhered to and implemented we may suffer a loss in the event of default or insolvency of the counterparty.
We may face material risks around security arrangements.
The security arrangements under a loan in which we have invested may not have been properly created or perfected, or may be subject to other legal or regulatory restrictions. While we invest in secured loans, the security arrangements in relation to such loans will be subject to such security having been correctly created and perfected and any applicable legal or regulatory requirements which may restrict the giving of security by a borrower under a loan, such as, for example, thin capitalization, over-indebtedness, financial assistance and corporate benefit requirements. If the loans in which we invest do not benefit from the expected security arrangements, this may affect the value of such investments.
Investments outside the United States that are denominated in foreign currencies subject us to foreign currency risks and to the uncertainty of foreign laws and markets, which may adversely affect our distributions and our REIT status.
Our investments outside the United States denominated in foreign currencies subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our income and distributions and may also affect the book value of our assets and the amount of shareholders’ equity. In addition, these investments subject us to risks of multiple and conflicting tax laws and regulations, and other laws and regulations that may make foreclosure and the exercise of other remedies in the case of default more difficult or costly compared to U.S. assets, and political and economic instability abroad, any of which factors could adversely affect our receipt of returns on and distributions from these investments.
Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.
Solicitation of refinancings by Affiliated Service Providers could adversely affect the performance of the affected loans and, consequently, the returns available to our investors.
Affiliated Service Providers, including Genesis, Newrez or other affiliates or related parties of the Sponsor, will continue to engage in mortgage origination and related activities after the sale of loans to us. As a result, these parties may, directly or indirectly, solicit, encourage or facilitate the refinancing of one or more mortgage loans that have been sold to us. Any such solicitation or facilitation of refinancing could adversely affect the performance of the affected loans and, consequently, the returns available to our investors. Refinancings may result in early prepayments, which could reduce the yield on the loans, shorten the weighted average life of the portfolio and increase reinvestment risk if proceeds must be redeployed at lower prevailing interest rates.
We do not intend to include covenants restricting Affiliated Service Providers from soliciting such refinancings in the sale documentation for loans following the sale of such loans. In the event the sale documentation did include such covenants, enforcement of such covenants may be difficult in practice. It may be challenging to determine whether a refinancing resulted from prohibited solicitation or from general market conditions or borrower-initiated activity. Because the Affiliated Service Providers are related to the Sponsor and the Adviser, conflicts of interest may arise with respect to the monitoring or enforcement of such restrictions. The Adviser, which is affiliated with the seller of certain loans, may have limited incentive to assert claims or pursue remedies against such affiliates for any breach of non-solicitation provisions. In addition, Affiliated Service Providers may maintain ongoing relationships with borrowers through other lines of business, such as origination, servicing or marketing that could increase the likelihood of borrower contact leading to refinancing. Any such refinancing activity may increase prepayment rates above those assumed in our underwriting models and could materially and adversely affect the timing and amount of cash flows, as well as the overall returns to our investors.
Risks Related to Specific Investments
The RTLs in which we may invest may be subject to a greater risk of loss than conventional mortgage loans.
Our portfolio will include RTLs to borrowers who are typically seeking relatively short-term funds to be used in an acquisition or rehabilitation of a property or during the period before the property is fully occupied. The typical borrower in an RTL often has identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the RTL, and we bear the risk that we may not recover some or all of our investment.
In addition, borrowers usually use the proceeds of a conventional mortgage to repay an RTL. RTLs therefore are subject to the risk of a borrower’s inability to obtain permanent financing to repay the RTL. In the event of any default under RTLs that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the RTL. To the extent we suffer such losses with respect to RTLs, it may materially and adversely affect us.
Risks of cost overruns and noncompletion of renovations of properties in transition may result in significant losses.
The renovation, refurbishment or expansion of a property by an RTL borrower involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals (e.g., for condominiums) and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the RTL borrower may not be able to make payments on our investment on a timely basis or at all, which could result in significant losses.
We may face risks related to lower credit quality loans.
There are no restrictions on the credit quality of the loans in which we may invest, and certain loans in which we may invest may be highly speculative or have significant risk exposure to adverse conditions.
While such loans offer a higher return potential than loans to more creditworthy obligors, they also involve greater volatility of price and greater risk of loss of income and principal. The market values of these loans may also be more sensitive to changes in economic conditions than loans to more creditworthy obligors.
We may be subject to risks associated with construction lending, such as declining real estate values, cost overruns and delays in completion.
Our debt portfolio may include loans, including RTLs, made to developers to construct prospective projects. The primary risks to us of construction loans are the potential for cost overruns, the developer failing to meet a project delivery schedule and the inability of a developer to sell or refinance the project at completion in accordance with its business plan and repay our loan due to declining real estate values. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project. We may also suffer losses on our debt investment if the developer is unable to sell the project or refinance our debt investment.

We may invest in residential bridge “fix and flip” loans, which would expose us to the risk that the borrower of such loan may not be able to sell the property on attractive terms or at all once the property has been re-developed, which may materially and adversely affect us.
We may invest in residential bridge “fix and flip” loans, which are particularly illiquid investments due to their short life and the greater difficulty of recoupment in the event of a borrower’s default. As these loans provide borrowers with short-term capital typically in connection with the acquisition and re-development of a single-family or multi-family residence, with a view to the borrower selling the property, there is a risk that a borrower may not be able to sell the property on attractive terms or at all once the property has been re-developed. Moreover, the borrower may experience difficulty in completing the re-development of the property on schedule or at all, whether as a result of cost over-runs, construction-related delays or other issues, which may result in delays selling the property or an inability to sell the property at all. Since the borrower would typically use the proceeds of the sale of the property to repay the bridge loan, if any of the foregoing events were to occur, the borrower may be unable to repay its loan on a timely basis or at all, which may materially and adversely affect us.
The NQMs in which we may invest are subject to increased risks.
We may acquire residential loans sometimes referred to as “non-qualified mortgages” or “NQMs” that will not have the benefit of enhanced legal protections otherwise available for “qualified mortgages” originated pursuant to more restrictive standards than solely determining a borrower’s ability to repay, as further described below.
The NQMs in which we invest are subject to increased risk of loss compared to other investments.
An NQM is directly exposed to losses resulting from default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of any such NQM. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon the sale of such real estate may not be sufficient to recover our cost basis in the NQM, and any costs or delays involved in the foreclosure or liquidation process may increase losses. The value of NQMs is also subject to property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies and to a reduction in a borrower’s mortgage debt by a bankruptcy court. In addition, claims may be asserted against us because of our position as a mortgage holder or property owner, including assignee liability, environmental hazards and other liabilities. In some cases, these claims may lead to losses exceeding the purchase price of the related NQM or property. The occurrence of any of these risks could have a material adverse effect on us.
In addition, NQMs have flexibility in underwriting guidelines and are subject to credit risk. The underwriting guidelines for NQMs may be permissive as to the borrower’s debt-to-income ratio, credit history and/or income documentation. Loans that are underwritten pursuant to less stringent underwriting guidelines could experience substantially higher rates of delinquencies, defaults and foreclosures than those experienced by loans underwritten to more stringent underwriting guidelines. If our NQMs are underwritten to more flexible guidelines which have increased risk and may cause higher delinquency, default or foreclosure rates given economic stress, the performance of our investments in our NQM portfolio could be correspondingly adversely affected, which could materially and adversely affect us.
The residential loans, including NQMs, that we may acquire, originate or invest in may subject us to legal, regulatory and other risks, which could adversely impact our business and financial results.
We may acquire, originate or invest in NQMs that will not have the benefit of enhanced legal protections otherwise available in connection with the origination of “qualified mortgage” loans, as further described below. The ownership of NQMs could subject us to legal, regulatory and other risks, including those arising under U.S. federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards and disclosures to borrowers.
These laws and regulations include the CFPB’s “Know Before You Owe” mortgage disclosure rule, the CFPB’s TILA-RESPA Integrated Disclosure rule, the “ability-to-repay” rules (“ATR Rules”) under the Truth-in-Lending Act and “qualified mortgage” regulations, in addition to various U.S. federal, state and local laws and regulations intended to discourage predatory lending practices by residential loan originators. Under U.S. federal consumer protection law, residential loan originators must assess and take into account the ability of a borrower to repay the loan, following procedures specified in the ATR Rules. The ATR Rules specify the characteristics of a “qualified mortgage” and provide two levels of presumption of compliance with the requirement to evaluate the borrower’s ability to repay: (1) a safe harbor of compliance and (2) a rebuttable presumption of compliance for higher priced loans. The “safe harbor” under the ATR Rules applies to a covered transaction that meets the definition of “qualified mortgage” and is not a “higher-priced covered transaction.” For any covered transaction that meets the definition of a “qualified mortgage” and is not a “higher-priced covered transaction,” the creditor or assignee will be deemed to have complied with the ability-to-repay requirement and, accordingly, will be conclusively presumed to have made a good faith and reasonable determination of the consumer’s reasonable ability to repay. Creditors or assignees will have the benefit of a rebuttable presumption of compliance with the applicable ATR Rules if the residential loan meets the definition of a qualified mortgage under the ATR Rules but exceeds certain defined price thresholds.
The definition of “qualified mortgage” in the ATR Rules has changed substantially over time, but, in general, the NQMs that we may acquire may include, for example, loans with a debt-to-income ratios that exceed 43%, and in all cases do not have the benefit of either a safe harbor from liability under the ATR Rules or a rebuttable presumption of compliance with the ATR Rules. Application of the standards set forth in the ATR Rules is highly subjective and subject to interpretive uncertainties. As a result, a court may determine that a residential loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential loans, which could adversely impact our business and financial results. Such risks may be higher in connection with the acquisition of NQMs. Borrowers under NQMs may be more likely to challenge the analysis conducted under the ATR Rules by lenders. Further, regardless of the age of the loan, borrowers may assert an originator’s noncompliance with the ATR Rules for NQMs as a defense to foreclosure or setoff to other collection activity. Even if a borrower does not succeed in the challenge, additional costs may be incurred in connection with challenging and defending such claims, which may be more costly in judicial foreclosure jurisdictions than in non-judicial foreclosure jurisdictions, and there may be more of a likelihood such claims are made because the borrower is already exposed to the judicial system to process the foreclosure.
We may be subject to risks associated with “scratch-and-dent” loans.
With respect to “scratch-and-dent” loans, (i) the underwriting guidelines of the related originator were not satisfied or (ii) there were certain document deficiencies associated with the original mortgage loans, which in each case, (a) prevented the sale of the mortgage loans by such third-party sellers to a GSE or other purchaser or (b) resulted in such mortgage loans being put back to the third-party sellers by the related GSE or purchaser. The specific defects associated with the mortgage loans include, but are not limited to, one or more of the following items:
•misrepresentations or miscalculations of income or borrower liabilities in connection with establishing compliance with the ATR Rules;
•incorrectly calculated mortgagor debt-to-income ratios which, when recalculated, exceeded underwriting guidelines;
•issues with property appraisals, including appraisal waivers that were not compliant with GSE criteria and LTV ratios that exceeded the related GSE’s or other purchaser’s guidelines;
•missing or incomplete mortgage loan documentation, including missing insurance documents, missing signatures or other general documentation issues;
•changes in a borrower’s employment between the time of loan application and loan funding that was not disclosed to the related originator, the related GSE or other purchaser and which would have resulted in revised calculations of borrower debt-to-income ratio;
•early payment defaults;
•timing issues including Federal Housing Authority (“FHA”) case expiration, loan terms that did not comply with an originator’s guidelines, violations of FHA’s 90 day flipping rule (which requires that a person selling a flipped home must own the home for more than 90 days before home buyers can purchase the property) and the age of a loan at the time of delivery to the purchaser;
•loan seasoning that prevented sale to a GSE;
•property types that did not comply with a GSE’s or purchaser’s requirements, such as condominium-hotels or multi-unit properties or issues associated with property conditions;
•misrepresentation by a borrower regarding employment or the occupancy status of the related mortgaged property;
•missing or defective loan documentation; and

•other general underwriting issues, such as mortgage loans secured by mortgaged properties in a homeowner’s association that was not permitted by the related GSE or other purchaser and underwriting that did not satisfy the requirements of the Veteran’s Association, FHA or the United States Department of Agriculture.
As a result of the defects associated with the mortgage loans described above, it is possible that the mortgage loans may experience rates of delinquency, foreclosure and bankruptcy that are higher, and that may be substantially higher, than those experienced by mortgage loans without such defects.
We may be subject to risks associated with RPLs and NPLs.
Proceeds on NPLs generally rely on liquidation or sale of the related mortgaged property. Servicers of NPLs will generally evaluate the related mortgagors for modifications and other loss mitigation alternatives. Where the related mortgagor no longer lives in the mortgaged property or does not accept loss mitigation alternatives, servicers will generally foreclose upon or otherwise attempt to liquidate the loans, as market conditions permit. The cash flow realized on NPLs depends on the NPLs servicers’ skill and diligence in servicing and ability to enter into sustainable modifications and manage the foreclosure or sale process.
Substantial delays could be encountered in the liquidation of NPLs or servicers may be unable, in certain circumstances, to liquidate NPLs in an efficient manner. In addition, any foreclosures are subject to the risks described under “– We may need to foreclose on certain of the loans we may originate or acquire, which could result in losses that harm our results of operations and financial condition” and “– Operating and disposing of properties acquired through foreclosure subject us to additional risks that could harm our results of operations.”
While RPLs are in repayment status at the time of investment, mortgagors of RPLs have previously been delinquent in repaying their obligations thereunder. There can be no assurance that such loans will remain in repayment status, and such loans may be at higher risk of delinquency. In the event of delinquency, the risks described above regarding NPLs would apply to such RPLs, which could result in reduced proceeds in connection with such loans. In addition, the market of potential purchasers of RPLs may be narrower than that for loans that never experienced delinquencies, leaving us with fewer disposition options for RPL investments.
In addition, see “– Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks relating to bankruptcy proceedings.”
We may be subject to risks associated with MH loans.
Subject to maintaining our status as a REIT, we may invest in, or make loans in connection with, manufactured housing. The manufactured housing industry is generally subject to many of the same national and regional economic and demographic factors and risks that affect the housing industry generally, as are described herein. These factors, including shortage of consumer financing, public perception, consumer confidence, inflation, regional population and employment trends, availability and cost of alternative housing, weather conditions and general economic conditions, tend to impact manufactured homes to a greater degree than traditional residential homes. If we invest in the manufactured housing markets, its operating results, and consequently, the returns available to investors, from our manufactured housing investments may be adversely affected by: (i) competition from other available manufactured housing sites or available land for the placement of manufactured homes outside of established communities; (ii) alternative forms of housing (e.g., apartment buildings and site built single-family homes); and (iii) local real estate market conditions (e.g., the oversupply of manufactured housing sites and a reduction in demand for manufactured housing sites in an area).
We may be subject to risks associated with SRTs/CRTs.
Subject to maintaining our status as a REIT, we may invest in SRTs/CRTs. SRTs/CRTs introduce risks to investors relating to the nature of the class of loans subject to such SRTs/CRTs. For example, an SRT of consumer loan credit risk would exhibit the risks described below in “– We may be subject to risks associated with consumer loans.” In addition to the risks of the loans underlying an SRT/CRT, as an investor in an SRT/CRT, we bear additional counterparty risk introduced by the original credit obligor that would not be present where we acquired the risk directly. A bankruptcy or other material adverse event regarding the SRT counterparty could negatively impact our investment, irrespective of the performance of the credit underlying such SRT.
We may be subject to risks associated with consumer loans.
Subject to maintaining our status as a REIT, we may invest in consumer loans. Federal and state consumer protection laws impose requirements and place restrictions on creditors and service providers in connection with solicitations and extensions of credit, the allowable interest rate and terms of credit, as well as servicing of and collections on consumer loans. Consumer loans that do not comply with consumer protection laws may result in penalties, regulatory scrutiny or subject collection efforts to defenses including that loans may be found not to be valid or enforceable under their terms against the borrowers.
Certain states place no statutory interest rate limitations on consumer loans issued by banks, while other states limit maximum allowable interest rates. If interest rates charged on consumer loans are in excess of any applicable jurisdiction’s maximum allowable rate, (i) such loans could be deemed unenforceable, (ii) the principal and/or interest thereon could be reduced or extinguished and (iii) fees, damages and penalties may be enforced. Where a borrower dies while his or her loan remains outstanding, the borrower’s estate may not contain sufficient assets to repay the loan, the executor or trustee may prioritize payments to other creditors ahead of applicable lender and payments, if any, may be delayed in connection with the probate of the estate.
Borrowers on active military service receive protections limiting maximum interest rates applicable to their loans and staying proceedings to collect upon their loans, minimizing and/or delaying the receipt of proceeds on such loans.
We may be subject to risks related to investments in CLO Securities.
Subject to maintaining our status as a REIT, we may invest in pools and/or tranches of CLO products (including “equity” or residual tranches) and similarly structured securities. Consequently, holders of equity or other securities issued by these obligors must rely solely on distributions on its underlying assets or proceeds thereof for payment. CLOs may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate corporate loans, including loans that may be rated below investment grade or equivalent unrated loans. The underlying assets of obligors of CLOs may include, without limitation, broadly-syndicated leverage loans, middle-market bank loans, collateralized debt obligation debt tranches, trust preferred securities, insurance surplus notes, asset-backed securities, mortgages, high-yield bonds, mezzanine debt, second-lien leverage loans, credit default swaps and emerging market debt and corporate bonds, which are subject to liquidity, market value, credit, interest rate, reinvestment and other risks, and may also include assets and/or properties that are owned, directly or indirectly, by Rithm and/or one or more Other Rithm Accounts.
Our investment strategy with respect to certain types of investments may be based, in part, upon the premise that certain investments (either held directly or through a CLO) that are otherwise performing may from time to time be available for purchase by us at “undervalued” prices. Purchasing interests at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive risk-adjusted returns to us or will not be subject to further reductions in value. No assurance can be given that investments can be acquired or realized at favorable prices or that the market for such interests will continue to approve since this depends, in part, upon events and factors outside of the control of the Adviser. Actual or perceived trends in real estate or debt markets do not guarantee, predict or forecast future events, which may differ significantly from those implied by such trends.
Investments in non-conforming and non-investment grade rated loans or securities involve increased risk of loss.
We may originate and/or acquire investments that do not conform to conventional loan standards applied by traditional lenders and either are not rated or rated as non-investment grade by the rating agencies. The non-investment grade credit ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions to our shareholders and adversely affect the value of our common shares. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.
Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks relating to bankruptcy proceedings.
Our investment strategy may include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) or may involve investments that become “non-performing” following our origination or acquisition thereof. Certain of our investments may, therefore, include specific securities of companies that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of risk of substantial or total losses on our investments and in certain circumstances, may become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions.
During an economic downturn or recession, securities of financially troubled or operationally troubled obligors are more likely to go into default than securities of other obligors. Securities of financially troubled obligors and operationally troubled obligors are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and ask prices may be greater than normally expected.
Investment in the securities of financially troubled obligors and operationally troubled obligors involves a high degree of credit and market risk.
In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our debt investments), the success of our investment strategy with respect thereto will depend, in part, on our ability, or the ability of our servicers, to effectuate loan modifications and/or restructures and improve the operations of our borrower entities. The activity of identifying and implementing any such restructuring programs entails a high degree of uncertainty. There can be no assurance that we or our servicers will be able to successfully identify and implement such restructuring programs. Further, such modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and substantial write-offs of the principal of such loan, debt securities or other interests. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests replacement “takeout” financing will not be available.
These financial difficulties may never be overcome and may cause borrowers to become subject to bankruptcy or other similar administrative and operating proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept payment over an extended period of time. In addition, under certain circumstances, payments to us and distributions by us to the shareholders may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize value on collateral for loan positions held by us or may adversely affect the priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.
We may need to foreclose on certain of the loans we may originate or acquire, which could result in losses that harm our results of operations and financial condition.
We may find it necessary or desirable to foreclose on certain of the loans we may originate or acquire, and the foreclosure process may be lengthy and expensive. If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. The costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial conditions and liquidity. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us.
Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. Foreclosure actions in some U.S. states can take several years or more to litigate and may also be time consuming and expensive to complete in other U.S. states and foreign jurisdictions in which we do business. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process, and could potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses to us.

Operating and disposing of properties acquired through foreclosure subject us to additional risks that could harm our results of operations.
We may acquire real estate through foreclosure. If we do, we may be forced to operate such foreclosed properties for a substantial period of time, which can be a distraction for our management team and may require us to pay significant costs associated with such property. Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. The costs associated with operating and redeveloping the property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect us. We may also be subject to environmental liabilities arising from such properties acquired in the foreclosure process. In addition, at such time that we elect to sell such property, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis, resulting in a loss to us. Furthermore, any costs or delays involved in the maintenance or liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss. Additionally, we intend to own and operate any foreclosure property through TRSs that would be subject to U.S. federal (and applicable state and local) corporate income tax on its earnings, which may reduce our cash flow and the amount available to distribute to our shareholders, which could materially and adversely affect us.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.
Subject to maintaining our status as a REIT, we may make investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we make investments without partners, including the following:
•we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest and could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;
•joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;
•joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;
•a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;
•a partner may be in a position to take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT and our exemption from registration under the Investment Company Act;
•a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;
•disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent the Adviser and our officers and trustees from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk;
•we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to qualify as a REIT or maintain our exclusion from registration under the Investment Company Act, even though we do not control the joint venture; or
•we may, in certain circumstances, be unable to obtain information from the joint venture to establish that we have satisfied periodic income and asset tests necessary to qualify as a REIT.
Any of the above may subject us to liabilities in excess of those contemplated and adversely affect the value of our joint venture investments.

Risks Related to Debt Financing
The amount of our debt may subject us to increased risk of loss and could materially adversely affect us.
As of December 31, 2025, we had $207.1 million of indebtedness outstanding, all of which was outstanding under the RTL-C Facility (as defined below) and TRS-W Facility (as defined below). We may incur a significant amount of debt through bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt or bond issuances (including through securitizations), repurchase agreements and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt securities to fund our growth. The percentage and forms of direct or indirect leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of assets we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. While we intend to target between a 65% to 85% portfolio-wide asset-level leverage ratio, there is no limit on the amount we may borrow with respect to any individual investment or, subject to our Board’s oversight, on a portfolio-wide basis.
If we are unable to refinance our debt on acceptable terms, or at all, we may be forced to dispose of one or more of our investments on disadvantageous terms, which may result in losses to us and may adversely affect cash available for distributions to our shareholders. In addition, if then prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, our interest expense would increase, which would materially and adversely affect us. We may also refinance our debt through equity financings, which may not be available on acceptable terms or at all and which could be dilutive to our shareholders.
Our substantial outstanding indebtedness, and the limitations imposed on us by our financing agreements, could have other significant adverse consequences, including the following:
•fluctuations in our net assets;
•we may be required to dedicate a substantial portion of our cash flow (including capital contributions) to paying principal and interest payments on our indebtedness, reducing the cash flow available to fund our business, to pay dividends (and investors may be allocated income in excess of cash available for distribution), including those necessary to maintain our REIT qualification, or to use for other purposes;
•we may be unable to sell assets (including assets held by any investment vehicle) that are pledged to secure an indebtedness;
•we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to capitalize upon emerging acquisition opportunities or meet operational needs;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•we may violate restrictive covenants in our loan documents, which would entitle the lenders to require us to retain cash for reserves or to pay down loan balances, and we may be unable to hedge floating rate debt, counterparties may fail to honor their obligations under our hedge agreements and these agreements may not effectively hedge interest rate fluctuation risk;
•we may default on our obligations and the lenders or mortgagees may foreclose on our assets that secure their loans (and in such circumstances the recovery we receive may be significantly diminished as compared to our expected return of such investment); and
•during the term of any indebtedness, our returns may be materially reduced by increased costs attributable to regulatory changes, including a possible gross-up for taxes.
If any one of these events were to occur, we could be materially and adversely affected. A foreclosure may also have substantial adverse tax consequences for us.
Although borrowings by us have the potential to enhance overall returns that exceed our cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. As a result, the possibilities of profit and loss are increased. Borrowing money to acquire, originate or invest in assets provides us with the advantages of leverage, but exposes us to greater market risks and higher current expenses.

There can be no assurance that a leveraging strategy will be successful, and such strategy may subject us to increased risk of loss, which could result in the total loss of capital and could adversely affect our results of operations and financial condition.
We may not be able to earn returns on loans we make in excess of the interest we pay on our borrowings.
We try to generate financial returns by making and investing in loans and debt securities that generate returns in excess of our cost of capital. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity, fluctuations in prevailing interest rates and credit spreads. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make new loans or investments and may decrease the value of our existing loans and investments. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates. We may be unable to obtain additional financing on favorable terms or, with respect to our debt and other investments, on terms that match the maturities of the debt originated or other investments acquired, if we are able to obtain additional financing at all.
For our borrowed money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
The use of leverage increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common shares. If the value of our assets increases, leverage would cause the NAV attributable to each of the classes of our common shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leverage would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common share distribution payments. Leverage is generally considered a speculative investment technique. Our ability to execute our strategy using leverage depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of advisory fees payable to the Adviser.
We may use repurchase agreements to finance our investments, which may expose us to risks that could result in losses, including due to cross-defaults and cross-collateralization under warehouse repurchase and credit facilities.
We may finance our acquisition and origination of mortgage loans and other portfolio assets under warehouse repurchase and credit facilities with various lenders. Such repurchase and credit facilities may be entered into by special purpose vehicles directly or indirectly owned and controlled by us. Although each transaction under our repurchase agreements has its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate, we remain exposed to the credit risk of each asset because we must purchase the asset from the applicable counterparty on a specified date. In addition, repurchase agreements involve the risk that the counterparty may liquidate the assets underlying the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. Furthermore, the counterparty may require us to provide additional margin in the form of cash or other forms of collateral under the terms of the applicable repurchase agreement. In addition, the interest costs and other fees associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.
We also expect to provide guaranties to the lenders under which we could be required to guarantee certain amounts of the balance outstanding from time to time under such repurchase and credit facilities by the special purpose vehicle sellers or borrowers. We expect to also be liable under such guaranties for customary “bad-boy” events. The repurchase and credit facilities could also include customary cross-default provisions pursuant to which the occurrence of an event of default under any such facility (including breach of a financial covenant applicable to us under a guaranty) will trigger an event of default under all of the repurchase and credit facilities and allow the lenders to accelerate payment of all obligations due under such facilities. In addition, all loans and assets subject to repurchase transactions or pledged under an individual repurchase or credit facility will be cross-collateralized as security for such facility. Thus, the poor performance or non-performance of an individual loan or asset included as collateral for a repurchase or credit facility could result in us losing our interests in all loans and assets in the collateral pool for such facility.
As of December 31, 2025, we are party to warehouse repurchase facilities with Churchill and Wells Fargo. The repurchase facility with Churchill has been established to finance RTLs. The repurchase facility with Wells Fargo has been established to finance RTLs and NQMs. We provide a guaranty for certain “bad-boy” events for each facility. The guaranty could become a full recourse guaranty in the event of certain insolvency related events in respect of us or any subsidiary party to such facility.

The warehouse facilities are uncommitted and our counterparty may decline funding for any or no reason. In each facility, we are subject to certain financial maintenance covenants that require that we maintain a minimum amount of liquidity and a minimum net asset value. If we fail to satisfy any such financial maintenance covenant, an event of default will occur unless otherwise waived. The tenor of each facility is shorter than the term of the loans financed thereunder. Accordingly, there is a risk that we will be unable to refinance our facilities on desirable terms or at all.
Our short-term borrowings often require us to provide additional collateral when the fair market value of our collateral decreases, and these calls for collateral could significantly impact our liquidity position.
We may use short-term borrowing through repurchase agreements, credit facilities and other arrangements that put our assets and financial condition at risk. We may need to use such short-term borrowings for extended periods of time to the extent we are unable to access long-term financing.
Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, the lender may accelerate the loan and we may be required to liquidate the collateral. In a weakening economic environment, or in an environment of widening credit spreads, we would generally expect the value of the real estate debt or securities that serve as collateral for our short-term borrowings to decline, and in such a scenario, it is likely that the terms of our short-term borrowings would require us to provide additional collateral or to make partial repayment, which amounts could be substantial.
Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral, and these short-term borrowing arrangements may also be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. As a result, we may not be able to leverage our assets as fully as we would like, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
During periods of rising interest rates, our interest expense increases may outpace any increases in interest we earn on our assets, and the value of our assets may decrease.
Our operating results will depend in large part on the income from our assets, reduced by financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may not compensate for such increase in interest expense. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our assets. Similarly, in a period of declining interest rates, our interest income on floating-rate investments would generally decrease, and interest rate floors on our floating-rate investments may not align with the interest rate floors on our floating-rate debt to compensate for such a decrease in interest income. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to our shareholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
Changes in interest rates may affect our cost of capital and net investment income.
Since we use debt to finance a portion of our investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on us.
A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the performance fee hurdle rate which is used for purposes of calculating the performance fees payable to the Adviser and may result in a substantial increase of the amount of such performance fees.
We may not be able to access financing sources on attractive terms which could adversely affect our ability to execute our business plan.
We require significant outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for companies in the real estate industry has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the relatively recent global credit crisis and, despite some recent improvements, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital, other than those currently utilized by us, will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.
Our access to external sources of capital is subject to factors outside of our control and could materially and adversely affect our growth prospects and our ability to take advantage of strategic opportunities, satisfy debt obligations and make distributions to our shareholders.
In order to maintain our qualification as a REIT, we are generally required under the Code to annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to U.S. federal corporate income tax to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including acquisition financing, from operating cash flow due to differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes or the effect of nondeductible capital expenditures, the creation of reserves, certain restrictions on distributions under loan documents or required debt or amortization payments. Consequently, in order to meet the REIT distribution requirements and maintain our REIT status and to avoid the payment of income and excise taxes, we may need to borrow funds on a short-term basis in order to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings.
Therefore, we may need to rely on third-party sources to fund our capital needs. We may not be able to obtain financing on favorable terms or at all. In addition, any additional debt we incur will increase our leverage and debt service obligations. Our access to third-party sources of capital depends, in part, on:
•general market conditions;
•the market’s perception of our growth potential;
•our current debt levels;
•our current and expected future earnings;
•our cash flow and dividends; and
•the NAV of our shares.
If we cannot obtain capital from third-party sources, we may not be able to acquire assets when strategic opportunities exist, meet the capital and operating needs of our existing assets or satisfy our debt service obligations.
To the extent that capital is not available to acquire additional assets, profits may not be realized or their realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors or a failure to meet our projected earnings and distributable cash flow levels in a particular reporting period. Such a failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have a material adverse effect on us.
Additionally, we may seek to borrow certain amounts from certain of our affiliates. However, our affiliates are under no obligation to lend any amounts to us and there can be no assurance that any of our affiliates will provide any such financings to us.

We may be affected by our inability to access or renew short-term financing credit facilities in connection with an anticipated portfolio-level financing.
In some cases, relatively short-term credit facilities may be used to finance the acquisition of assets until a sufficient quantity of assets is accumulated, at which time the assets are refinanced through portfolio-level financing, which may include a securitization. As a result, we are subject to the risk that we will not be able to acquire, during the period that the short-term facilities are available, a sufficient amount of eligible assets for the purposes of a portfolio-level financing. We also bear the risk that we will not be able to obtain such short-term credit facilities or may not be able to renew any short-term credit facilities after they expire should we find it necessary to obtain extensions for such short-term credit facilities to allow more time to seek and acquire the necessary eligible instruments for a long-term financing. Our inability to renew or extend these short-term credit facilities may require us to seek more costly financing for these assets or to lose the ability to utilize them in connection with a portfolio-level financing. We may provide guarantees in support of credit facilities used to acquire assets, and there can be no assurance that any recourse exercised under such guarantees will not have adverse consequences for us. The occurrence of the foregoing could have a material adverse effect on us.
We may not successfully align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.
Our general financing strategy is focused on the use of “match-funded” structures. This means that we seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate investments are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a fully match-funded strategy with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded strategies or determine not to pursue such a strategy, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.
We may utilize non-recourse securitizations to finance our investments, which may expose us to risks that could result in losses.
We may utilize non-recourse securitizations of certain of our investments to generate cash for funding new investments and for other purposes. Such financing generally involves creating a special purpose vehicle, contributing a pool of our investments to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of portfolio investments. Prior to any such financings, we may use other financing facilities to finance the acquisition of investments until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as CLOs. The inability to consummate securitizations to finance our investments could require us to seek other forms of less attractive financing, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition. The inability to securitize our portfolio may hurt our performance and our ability to grow our business.
Restrictive covenants relating to our operations may have adverse effects on us.
A credit facility lender may impose restrictions on us that would affect our ability to incur additional debt, originate loans, reduce liquidity below certain levels, make distributions to our shareholders and impact our flexibility to determine our operating policies and investment strategies. For example, our loan agreements may contain negative covenants that limit, among other things, our ability to distribute more than a certain amount of our net cash flow to our shareholders, dispose of or refinance loans and enter into transactions with affiliates. In addition, our loan agreements may contain negative covenants that limit leverage beyond certain amounts contrary to our leverage ratio goals. If we fail to meet or satisfy any of these covenants, we would be in default under such agreements, and a lender could elect to declare outstanding amounts due and payable, terminate its commitment, require the posting of additional collateral and/or enforce its interests against existing collateral.

There are risks associated with entering into financing arrangements, such as warehouse repurchase facilities and credit facilities, and such arrangements may contain provisions that expose us to particular risk of loss.
To the extent that we enter into future financing arrangements, such as warehouse repurchase facilities and credit facilities, to finance our acquisition and origination of real estate debt and residential loans and assets, we are and in the future will be subject to various risks. For example, debt service requirements may deplete cash flows and relatively small changes in the overall value of investments will have a magnified impact on us. If an investment were unable to generate sufficient cash flow to meet principal and interest payments on its indebtedness, the value of our investment in such investment would be significantly reduced or even eliminated. The amount of debt financing may restrict the amount of funds available for distribution to investors.
In the event that we enter into additional warehouse repurchase facilities in the future, each transaction under such repurchase agreements will have its own specific terms, such as identification of the assets subject to the transaction, sale price, repurchase price and rate, but we remain exposed to the credit risk of each asset because we must purchase the asset from the applicable counterparty on a specified date. In addition, repurchase agreements involve the risk that the counterparty may liquidate the assets underlying the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. Furthermore, the counterparty may require us to provide additional margin in the form of cash or other forms of collateral under the terms of the applicable repurchase agreement. In addition, the interest costs and other fees associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.
In addition, all loans and assets subject to repurchase transactions or pledged under an individual repurchase or credit facility will be cross-collateralized as security for such facility. Thus, the poor performance or non-performance of an individual loan or asset included as collateral for a repurchase or credit facility could result in us losing our interests in all loans and assets in the collateral pool for such facility.
Furthermore, any cross-default provisions could magnify the effect of an individual default. If a cross-default provision were exercised, this could result in a substantial loss. Also, we may, in the future, enter into financing arrangements that contain financial covenants that could require us to maintain certain financial requirements. If we were to breach the financial covenants contained in any such financing arrangement, we might be required to repay such debt immediately in whole or in part, together with any attendant costs, and we might be forced to sell some of our assets to fund such costs. We might also be required to reduce or suspend distributions to our investors. Such financial covenants may also limit our ability to adopt the financial structure (e.g., by reducing levels of borrowing) which we would have adopted in the absence of such covenants.
To the extent we choose to use special purpose entities for individual transactions to reduce recourse risk, the bona fides of such entities may be subject to later challenge based on a number of theories, including veil piercing, substantive consolidation and other grounds. We may provide either direct or contingent guarantees in support of credit facilities used to acquire investments, fund expenses relating to investments and/or in connection with derivative transactions, and there can be no assurance that such guarantees will not have a material adverse effect on us.
We may provide guaranties to the lenders under which we expect to guarantee amounts of the balance outstanding from time to time under such repurchase and credit facilities by the special purpose vehicle sellers or borrowers, and we expect to be liable under such guaranties for customary “bad-boy” events.
As of December 31, 2025, we are party to warehouse repurchase facilities with Churchill and Wells Fargo. The repurchase facility with Churchill has been established to finance RTLs. The repurchase facility with Wells Fargo has been established to finance RTLs and NQMs. We provide a guaranty for certain “bad-boy” events for each facility. The guaranty could become a full recourse guaranty in the event of certain insolvency related events in respect of us or any subsidiary party to such facility. The warehouse facilities are uncommitted and our counterparty may decline funding for any or no reason. In each facility, we are subject to certain financial maintenance covenants that require that we maintain a minimum amount of liquidity and a minimum net asset value. If we fail to satisfy any such financial maintenance covenant, an event of default will occur unless otherwise waived. The tenor of each facility is shorter than the term of the loans financed thereunder. Accordingly, there is a risk that we will be unable to refinance our facilities on desirable terms or at all.
We are subject to certain risks related to using secured leverage, including having such parties seeking recourse against our assets generally, and such recourse may not be limited to any particular investment or asset.
To the extent that we determine to utilize leverage, one or more investments or our other assets may be pledged to secure the indebtedness. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and such recourse may not be limited to any particular investment or asset, such as the loan or property giving rise to the liability. To the extent we choose to use special purpose entities for individual transactions to reduce recourse risk, the bona fides of such entities may be subject to later challenge based on a number of theories, including veil piercing, substantive consolidation and other grounds. We may provide either direct or contingent guarantees in support of credit facilities used to acquire investments, fund expenses relating to investments and/or in connection with derivative transactions, and there can be no assurance that such guarantees will not have a material adverse effect on us.
If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our shareholders.
Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. Such a refinancing would be dependent upon interest rates and lenders’ policies at the time of refinancing, economic conditions in general and the value of the underlying properties in particular. The effect of a refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.
Seller financing increase risks associated with the use of leverage.
We may utilize seller financing (i.e., make investments that are financed, in whole or in part, by us borrowing from the sellers of the investments or their affiliates) and other one-off financing solutions on a case-by-case basis. Providers of seller financing may be motivated to sell a particular asset and may be willing to provide a prospective purchaser of such asset with more favorable pricing and/or greater amounts of leverage than would otherwise be the case if such purchaser sought financing from unrelated, third-party providers of leverage. To the extent that we are able to obtain seller financing in connection with a particular investment, we may seek to employ more leverage than would otherwise be the case in the absence of such seller financing. The use of seller financing will increase risks associated with the use of leverage generally, including the risks associated with such investment, including, without limitation, the risk of loss of that investment and the exposure of such investment to adverse economic factors such as deteriorations in overall conditions in the economy, the real estate markets or in the condition of the particular obligor.
If we draw on a line of credit or otherwise incur leverage to fund repurchases or for any other reason, our asset-level leverage ratio could increase beyond our target.
We may seek to obtain a line of credit in an effort to provide for a ready source of liquidity for any business purpose, including to fund repurchases of our common shares in the event that repurchase requests exceed our operating cash flow and/or net proceeds from our continuous Private Offering. There can be no assurances that we will be able to obtain a line of credit on financially reasonable terms. In addition, we may not be able to obtain lines of credit of an appropriate size for our business. If we borrow under a line of credit to fund repurchases of our common shares, our financial leverage will increase and may exceed our target asset-level leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous Private Offering or generate sufficient operating cash flow or proceeds from asset sales to repay outstanding indebtedness. In connection with a line of credit, distributions may be subordinated to payments required in connection with any indebtedness contemplated thereby. Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our shareholders.
Interest we pay on our loan obligations will reduce cash available for distributions. We will likely obtain variable rate loans, and as a result, increases in interest rates could increase our interest costs, which could reduce our cash flows and our ability to make distributions to you. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on such investments.
We may invest in derivatives, which involve numerous risks.
Subject to maintaining our status as a REIT and in connection with any financing arrangements we put in place, we may, from time to time, engage in a variety of hedging transactions that seek to mitigate effects of fluctuations in interest rates and their effects on our cash flows. These hedging transactions could take a variety of forms, including interest rate swaps, total return swaps, credit default swaps and indices thereon, short sales (typically related to treasuries), futures, options and similar financial instruments.
Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. Our use of derivative instruments may be particularly speculative and involves investment risks and transaction costs to which we would not be subject absent the use of these instruments, and use of derivatives generally involves leverage in the sense that the investment exposure created by the derivatives may be significantly greater than our initial investment in the derivative. Leverage magnifies investment, market and certain other risks. Thus, the use of derivatives may result in losses in excess of principal and greater than if they had not been used. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded over-the-counter or on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-the-counter derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange traded instruments.
The ability to successfully use derivative investments depends on the ability of the Adviser. The skills needed to employ derivatives strategies are different from those needed to select portfolio investments and, in connection with such strategies, the Adviser must make predictions with respect to market conditions, liquidity, market values, interest rates or other applicable factors, which may be inaccurate. The use of derivative investments may require us to sell or purchase portfolio investments at inopportune times or for prices below or above the current market values, may limit the amount of appreciation we can realize on an investment or may cause us to hold a security that we might otherwise want to sell. We are also be subject to credit risk with respect to the counterparties to our derivatives contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). In addition, the use of derivatives will be subject to additional unique risks associated with such instruments including a lack of sufficient asset correlation, heightened volatility in reference to interest rates or prices of reference instruments and duration/term mismatch, each of which may create additional risk of loss.
We may face risks associated with options, including losing our entire investment due to the volatility of the underlying security or currency.
As part of our hedging program, we may purchase and sell (“write”) options on securities and currencies on national and international securities exchanges and in the domestic and international over-the-counter markets. The seller (“writer”) of a put option which is covered (e.g., the writer has a short position in the underlying security or currency) assumes the risk of an increase in the market price of the underlying security or currency above the sales price (in establishing the short position) of the underlying security or currency, plus the premium received, and gives up the opportunity for gain on the underlying security or currency below the exercise price of the option. The buyer of a put option assumes the risk of losing its entire investment in the put option. The writer of a call option which is covered (e.g., the writer holds the underlying security or currency) assumes the risk of a decline in the market price of the underlying security or currency less the premium received, and gives up the opportunity for gain on the underlying security or currency above the exercise price of the option. The buyer of a call option assumes the risk of losing its entire investment in the call option.
Options on securities may be cash settled, settled by physical delivery or settled by entering into a closing purchase transaction. In entering into a closing purchase transaction, we may be subject to the risk of loss to the extent that the premium paid for entering into such closing purchase transaction exceeds the premium received when the option was written, which could have an adverse effect on our business, financial conditions, results of operations and cash flows.
We may face risks associated with our subscription-based credit facility.
As described elsewhere in this Annual Report on Form 10-K, we are permitted to enter into a subscription line with one or more lenders in order to finance our operations, including the acquisition, financing or refinancing of our investments. REIT-level borrowing subjects shareholders to certain risks and costs.
In addition, REIT-level borrowing will result in additional expenses that will be borne by shareholders.
These expenses typically include interest on the amounts borrowed, an upfront fee for establishing a subscription line, and other one-time and recurring fees and/or expenses, including amendment fees as well as legal fees relating to the establishment, structuring and negotiation of the terms of the borrowing facility (and any amendments or renegotiation thereof), as well as expenses relating to maintaining, renegotiating, amending or terminating the facility.
Because a subscription line’s interest rate is typically based in part on the creditworthiness of the shareholders and the terms of our Declaration of Trust, it may be higher than the interest rate a shareholder could obtain individually. To the extent a particular shareholder’s cost of capital is lower than our cost of borrowing, REIT-level borrowing can negatively impact a shareholder’s overall individual financial returns.
Risks Related to our Relationship with the Adviser and the Management Agreement
We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on us.
Our success is dependent upon our relationship with, and the performance of, the Adviser in the acquisition and management of our real estate portfolio and our corporate operations. See “– Risks Related to Our Business and Operations – The Adviser manages our portfolio pursuant to very broad investment guidelines and generally is not required to seek the approval of our Board for each investment, financing or asset allocation decision made by it, which may result in our making riskier investments and, in turn, may materially and adversely affect us.” The Adviser may suffer or become distracted by adverse financial or operational problems in connection with its business and activities unrelated to us and over which we have no control. Should the Adviser fail to allocate sufficient resources to perform its responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our shareholders.
The past performance of the Adviser’s senior management is not a predictor of our future results.
Neither the track record of the senior management of the Adviser nor the performance of the Adviser will imply or predict (directly or indirectly) any level of our future performance. Our performance is dependent upon future events and is, therefore, inherently uncertain. Past performance cannot be relied upon to predict future events due to a variety of factors, including, without limitation, varying business strategies, different local and national economic circumstances, different supply and demand characteristics, varying degrees of competition and varying circumstances pertaining to the real estate capital markets.
The Adviser’s inability to retain the services of key professionals could hurt our performance.
Our success depends to a significant degree upon the contributions of certain key professionals employed by the Adviser, each of whom would be difficult to replace. There is ever increasing competition among alternative asset firms, financial institutions, private equity firms, investment advisers, investment managers, real estate investment companies, REITs and other industry participants for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us or the Adviser, particularly in light of our perpetual-life nature, or that replacements will perform well. Neither we nor the Adviser have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon the Adviser’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If the Adviser loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered. See “—Risks Related to Our Business and Operations – We are dependent on the Adviser and its affiliates and their key personnel who provide services to us through the Management Agreement, and we may not find a suitable replacement for the Adviser if the Management Agreement is terminated, or for these key personnel if they leave us or otherwise become unavailable to us.”
The time and resources that individuals associated with the Adviser devote to us may be diverted, and we may face additional competition due to, among other things, the fact that neither our Sponsor or Adviser nor each of their affiliates is prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Our Sponsor, the Adviser and each of their affiliates is not prohibited from raising money for and managing future investment entities, in addition to the Sponsor’s clients, that make the same or similar types of investments as those we target. As a result, the time and resources that the Adviser devotes to us may be diverted, and during times of intense activity in other investment programs they may devote less time and resources to our business than is necessary or appropriate. In addition, we may compete with any such investment entity also managed by the Adviser or its affiliates for the same investors and investment opportunities. Furthermore, members of the Investment Committee are officers of the Sponsor and/or the Adviser and will devote a portion of their time to the operations of the Sponsor.
The agreements entered into with the Adviser and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.
The compensation paid to the Adviser and its affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among the Adviser, their affiliates and us were not negotiated at arm’s-length. Such agreements include the Management Agreement and any property related corporate services and other agreements we may enter into with affiliates of the Adviser from time to time. Therefore, such agreements may not be on the same terms as we could achieve from a third party and there can be no assurance that such compensation reflects the market value of the services provided by the Adviser and its affiliates.
There are conflicts of interest in our relationships with the Adviser, which could result in outcomes that are not in our best interests.
We are subject to conflicts of interest arising out of our relationship with the Adviser. Pursuant to the Management Agreement, the Adviser is obligated to supply us with our management team. However, the Adviser is not obligated to dedicate any specific personnel (including investment personnel) exclusively to us, nor are Sponsor personnel provided to us by the Adviser obligated to dedicate any specific portion of their time to the management of our business. Additionally, the Adviser is an affiliate of our Sponsor.
We may acquire or sell assets in which our Sponsor or its affiliates may have an interest. Although such acquisitions or dispositions may present conflicts of interest, we nonetheless may pursue and consummate such transactions, subject to any requirements in our organizational documents, including any required approvals by our independent trustees. Additionally, we may engage in transactions directly with our Sponsor, the Adviser or their affiliates, subject to any requirements in our organizational documents. When we acquire an asset from our Sponsor or one of its affiliates, or sell an asset to our Sponsor or one of its affiliates, the purchase price we pay to our Sponsor or one of its affiliates or the purchase price paid to us by the Sponsor or one of its affiliates may be higher or lower, respectively, than the purchase price that would have been paid to or by us if the transaction were the result of arms’ length negotiations with an unaffiliated third party. Our Sponsor will face conflicts of interest in determining this purchase price and there is no assurance that any conflict will be resolved in our favor.
Additionally, our Sponsor sponsors other investment funds and intends to sponsor additional investment funds in the future and the economic terms of such funds may be more advantageous to Sponsor than the economic terms received by the Adviser. As such, the Sponsor may be incentivized to prioritize the acquisition or disposition of any asset by such funds over us.
The Sponsor also faces conflicts of interest with respect to our continuous Private Offering. As our NAV grows the Adviser’s management fee will grow as well and there will also be the potential for a larger performance fee. This may incentivize the Adviser and the Sponsor to continue our Private Offering even at times when it is not otherwise beneficial to us.
See “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence.”
Our investment objectives and strategy may overlap with the objectives or strategy of the Sponsor and the Sponsor’s affiliates, and the Sponsor and affiliates of the Sponsor may receive priority with respect to certain investments.
As a general matter, it is not expected that all investment opportunities identified by the Adviser that are suitable for us will be made available to us. We expect that certain investments that would be suitable for us will be retained by the Sponsor or affiliates that originated such investments or will be sold to third parties and therefore will not be available for investment and will not be part of the Adviser’s investment allocation protocols. The Sponsor has established, and the Sponsor and the Adviser will be permitted, in their sole discretion, in the future, to establish Other Rithm Accounts with investment objectives, mandates and policies that are the same or substantially similar to and/or overlap with, ours, in each case, without the consent of, or notice to, any shareholder. Consistent with the Adviser’s allocation policy, from time to time, the Adviser will allocate investment opportunities that fall within our investment objectives (including RTLs) between us, the Sponsor, Rithm Affiliates and/or Other Rithm Accounts, and may allocate up to 100% of such an opportunity to Rithm Affiliates, including the Sponsor, and/or Other Rithm Accounts. In this regard, we are expected, from time to time, to invest on a side-by-side basis with Rithm Affiliates, including the Sponsor, and Other Rithm Accounts. In addition, from time to time, Rithm Affiliates, including the Sponsor, and Other Rithm Accounts, will receive an allocation in a pool of loans (including RTLs and NQMs) which are not allocated to us. For instance, we expect that certain investment opportunities in RTLs and NQMs will be allocated first to Sponsor securitizations and, thereafter, to us. In determining such allocations, the Adviser takes into account such factors as it deems appropriate, including, without limitation: investment program, objectives and focus; investment capacity; investment sourcing; target investment size and target returns; investment guidelines, restrictions and concentration limits; leverage considerations; available cash, including the timing of capital inflows and outflows and anticipated capital commitments; timing of investment closing; tax, regulatory, policy and procedural considerations (including internal policies and procedures); tolerance for volatility and risk as determined by the Adviser from time to time; desired concentration, exposure and diversification targets; liquidity needs; investment rights and other contractual obligations; the management of actual and potential conflicts of interest; performance considerations; domicile; and other factors that the Adviser believes are consistent with the fair and equitable treatment of us, the Sponsor, Rithm Affiliates and any Other Rithm Accounts over time. The Adviser may allocate investment opportunities among us, the Sponsor, Rithm Affiliates and any Other Rithm Accounts based on anticipated or projected investment characteristics based solely on its expectations at the time an investment is made. However, there can be no assurances that the characteristics of an investment will ultimately match the Adviser’s expectations at the time such investment was made, and such investment may, as a result, prove to have (or have not) been suitable for us.

The Sponsor, Rithm Affiliates and Other Rithm Accounts are expected to have terms that differ from our terms and may participate in investments on different terms than us, at different levels of the capital structure and/or after the closing of our investments. Furthermore, Rithm Affiliates, including the Sponsor, and Other Rithm Accounts may from time to time be entitled to priority allocations of certain investment opportunities over us (or another Other Rithm Account). Accordingly, our participation in investments with Rithm Affiliates, including the Sponsor, and Other Rithm Accounts is expected to vary on an investment-by-investment basis and there may be investments within our investment objective made by the Sponsor or the Adviser, on behalf of such Rithm Affiliates, including the Sponsor, or Other Rithm Accounts, in which we do not participate or does not participate to the same extent as other investments.
The Sponsor and the Adviser may also give advice and recommend assets, instruments, loans, securities or other investments to Rithm Affiliates or Other Rithm Accounts that differ from the advice given to, or assets, instruments, loans, securities or other investments recommended or bought for, us, even though the investment objectives of us, such Rithm Affiliates and such Other Rithm Accounts may be the same or substantially similar. For example, we may elect to sell all or part of an investment in an asset while the Sponsor or a Rithm Affiliate or an Other Rithm Account continues to hold its investment in the same asset (or increases its exposure to it) (and vice versa).
The Sponsor and the Adviser may agree in the future to address, certain legal, tax, regulatory or other considerations applicable to their respective investors that will impact the allocation of investment opportunities among us, the Sponsor, Rithm Affiliates and Other Rithm Accounts and otherwise impact the time and terms of investment and divestment determinations with respect to us, the Sponsor, Rithm Affiliates and such Other Rithm Accounts.
Rithm Affiliates, including the Sponsor, engage, and in the future may engage, in a broad spectrum of activities, including direct investment activities and investment advisory activities, and have investment activities (including principal investments by the Sponsor or its affiliates for their own account) on behalf of both persons or entities to which they provide investment advice on a principal basis, that are independent from, and may from time to time conflict or compete with, our investment activities.
The Acquired Managers have established, and will be permitted in the future to establish, as applicable, Sculptor Accounts, Crestline Accounts or investment vehicles, accounts or arrangements managed or advised by other Acquired Managers (collectively, the “Acquired Manager Accounts”) with investment objectives, mandates and policies that are substantially similar to and/or overlap with, ours, in each case, without the consent of, or notice to, any shareholder. As a result, the potential and actual conflicts of interest discussed in this section will also apply in respect of Acquired Managers and Acquired Manager Accounts, and such conflicts may be exacerbated in the future to the extent the operations of the Sponsor and Acquired Manager Account businesses are further integrated.
The recommendations given to us by the Adviser may differ from those rendered to the Sponsor’s other clients.
Our Sponsor and its affiliates may give advice and recommend an investment to Other Rithm Accounts which may differ from advice given to, or investments recommended or bought for, us by the Adviser even though such other clients’ investment objectives may be similar to ours, which could have a material adverse effect on us. It is anticipated that certain investments that would be suitable for us will be retained by the Sponsor or affiliates that originated such investments or will be sold to third parties and therefore will not be available for investment and will not be part of the Adviser’s investment allocation protocols.
Our Declaration of Trust contains a provision that expressly permits the Sponsor and its affiliates and our trustees and officers affiliated with the Sponsor to pursue transactions that may be competitive with, or complementary to, our business.
Our Declaration of Trust provides that if the Sponsor, any of its affiliates or any of our trustees or officers who is also an officer, employee or agent of the Sponsor or any of its affiliates, acquires knowledge of a potential business opportunity, we renounce any potential interest or expectation in, or right to be offered or to participate in, such business opportunity. Accordingly, the Sponsor and its affiliates and our trustees and officers who is also an officer, employee or agent of the Sponsor or any of its affiliates may exploit any business opportunity or direct such opportunity to any person or entity other than us, including acquisition opportunities that may be competitive with, or complementary to, our business. As a result, those acquisition opportunities may not be available to us and could materially and adversely affect us.
The Sponsor, Adviser and their respective affiliates may face conflicts of interest with respect to services performed for obligors to which we may have exposure in the case we are required to act as landlord due to foreclosures on the properties securing our investments.
Our Sponsor, Adviser and their respective affiliates may provide a broad range of financial services to companies that may be tenants of the properties securing our investments, including providing arrangement, syndication, origination, structuring and other services to such companies, and will generally be paid fees for such services, in compliance with applicable law, by the companies. Any payment received by the Adviser or its affiliates for providing these services will not be shared with us and may be received before we realize a return on our investment. In addition, we may enter into sale leaseback transactions with companies to which Other Rithm Accounts provide financing or hold an interest. In the event of a restructuring, such Other Rithm Accounts may be a secured lender of the company and we would be an unsecured lender. Our Sponsor could, in certain circumstances, have an incentive not to pursue actions against a tenant that would be in our best interest. While our Sponsor will seek to resolve any such conflicts in a fair and equitable manner in accordance with its current policies and procedures with respect to conflicts resolution among the Other Rithm Accounts, such transactions are not required to be presented to our Board for approval (unless otherwise required by our Declaration of Trust or investment guidelines), and there can be no assurance that any conflicts will be resolved in our favor.
We pay management fees and expenses to the Adviser, which payments increase the risk that you will not earn a profit on your investment.
Pursuant to the Management Agreement, we pay significant fees to the Adviser. The management fee payable to the Adviser pursuant to the Management Agreement is payable regardless of the performance of our portfolio, which may reduce the Adviser’s incentive to devote the time and effort increasing our total return. Additionally, the payment of the management fee may reduce our total return.
Because the management fee is based on our NAV, the Adviser may also be motivated to accelerate investments in order to increase NAV or, similarly, delay or curtail repurchases to maintain a higher NAV, and the Adviser and/or the dealer manager, if any, may also be incentivized to sell more of our common shares to increase aggregate NAV, which would, in each case, increase amounts payable to the Adviser, but may make it more difficult for us to efficiently deploy new capital. In addition, we are required to reimburse the Adviser or its affiliates for certain costs and expenses incurred by it and its affiliates on our behalf, except those specifically required to be borne by the Adviser under the Management Agreement. Accordingly, to the extent that the Adviser retains other parties to provide services to us, expenses allocable to us will increase.
The Adviser and its affiliates, including our officers and some of our trustees, may face conflicts of interest caused by payment arrangements with us and our affiliates, which could result in increased risk-taking by us.
Certain investment advisers and other indirect subsidiaries of our Sponsor will receive substantial fees from us in return for their services, including certain incentive fees (such as the performance fee) based on the amount of appreciation of our investments. These fees could influence the advice provided to us. Generally, the more equity we sell in offerings and the greater the risk assumed by us with respect to our investments, including through the use of leverage, the greater the potential for growth in our assets and profits, and, correlatively, the fees payable by us to the dealer manager, if any, and the Adviser. These payment arrangements could affect the Adviser’s or its affiliates’ judgment with respect to offerings of equity and investments made by us, which allow the Adviser or its affiliates to earn increased fees.
The performance fee may create an incentive for the Adviser to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation.
The Adviser’s liability is limited under the Management Agreement, and we have agreed to indemnify the Adviser against certain liabilities. As a result, we could experience unfavorable operating results or incur losses for which the Adviser would not be liable.
Pursuant to the Management Agreement, the Adviser will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of our Board in following or declining to follow its directives. The Adviser maintains a contractual, as opposed to a fiduciary relationship, with us. Under the terms of the Management Agreement, the Adviser, its officers, members and personnel, any person controlling or controlled by the Adviser and any person providing sub-advisory services to the Adviser will not be liable to us, any subsidiary of ours, our trustees, our shareholders or any subsidiary’s shareholders or partners for acts or omissions performed in accordance with and pursuant to the Management Agreement, except those resulting from acts or omissions by such persons constituting gross negligence, willful misconduct, bad faith or reckless disregard of the Adviser’s duties under the Management Agreement.
In addition, we have agreed to indemnify the Adviser and its affiliates and each of their respective officers, managers, directors, partners and employees from and against any claims, liabilities, damages or losses arising in the performance of their duties under the Management Agreement, including reasonable attorneys’ fees, to the extent such liability, claims, damages or losses and related expenses are not fully reimbursed by insurance, and to the fullest extent possible without such indemnification being inconsistent with the laws of the State of Maryland or our Declaration of Trust. As a result, we could experience unfavorable operating results or incur losses for which the Adviser would not be liable.

Termination of the Management Agreement without cause could be difficult and costly and may cause us to be unable to execute our business plan, which could materially and adversely affect us.
If we fail to renew the Management Agreement or the Management Agreement is terminated, the Adviser’s obligation to provide us with our executive officers and personnel upon whom we rely for the operation of our business will end. As a result, the termination of the Management Agreement could materially and adversely affect us and may inhibit change of control transactions that may be in the interest of our non-Sponsor affiliated shareholders.
The termination or replacement of the Adviser could trigger a repayment event under the terms of any future indebtedness.
The termination or replacement of the Adviser may trigger repayment of outstanding amounts under any future indebtedness. If a repayment event occurs with respect to any such indebtedness, we may be materially and adversely affected.
If the Adviser ceases to be the Adviser pursuant to the Management Agreement, counterparties to our agreements may cease doing business with us.
If the Adviser ceases to be the Adviser, it could constitute an event of default or early termination event under financing and other agreements we may enter into in the future, upon which our counterparties may have the right to terminate their agreements with us. If the Adviser ceases to be the Adviser for any reason, including upon the non-renewal of the Management Agreement, we may be materially and adversely affected.
We do not own the “Rithm” name, but we may use it as part of our corporate name pursuant to the Management Agreement. Use of the name by other parties or the termination of our trademark license agreement may harm our business.
The Adviser has permitted us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name “Rithm.” Accordingly, we have a right to use this name for so long as the Adviser (or another affiliate of the license-holder of the Rithm name (the “Licensor”)) serves as the Adviser (or another advisory entity) and the Adviser remains an affiliate of the Licensor. The Licensor and its affiliates, such as the Adviser, will retain the right to continue using the “Rithm” name. We will further be unable to preclude the Licensor from licensing or transferring the ownership of the “Rithm” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Licensor, the Adviser or others. We may also be required to, among other things, change our name. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.
Risks Related to our REIT Status and Certain Other Tax Items
Legislative or other actions could materially and adversely affect us and our shareholders.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, U.S. Treasury regulations, administrative interpretations, or court decisions could significantly and negatively affect our ability to qualify as a REIT, the U.S. federal income tax consequences of such qualification, or the U.S. federal income tax consequences of our shareholders.
Our failure to qualify as a REIT would subject us to U.S. federal income tax and potentially increased state and local taxes, which would reduce the amount of our income available for distribution to our shareholders.
We intend to elect and qualify as a REIT under the Code for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2025. As long as we meet the requirements under the Code for qualification and taxation as a REIT each year, we can deduct dividends paid to our shareholders when calculating our REIT taxable income. For us to qualify as a REIT, we must meet detailed technical requirements, including income, asset, distribution and share ownership tests, under several Code provisions that have not been extensively interpreted by judges or administrative officers. In addition, we do not control the determination of all factual matters and circumstances that affect our ability to qualify as a REIT. New legislation, U.S. Treasury regulations, administrative interpretations or court decisions might significantly change the U.S. federal income tax laws with respect to our qualification as a REIT or the U.S. federal income tax consequences of such qualification. We believe that we have been organized and operate in conformity with the requirements for qualification as a REIT under the Code. However, we cannot guarantee that we will qualify as a REIT in any given year because:
•the rules governing REITs are highly complex;

•we do not control all factual circumstances and legal determinations by courts or regulatory bodies that affect REIT qualification; and
•our circumstances may change in the future.
For any taxable year that we fail to qualify as a REIT, we would be subject to U.S. federal income tax and applicable state and local taxes at the regular corporate rate and would not be entitled to deduct dividends paid to our shareholders from our taxable income. In addition, we could possibly be subject to the corporate alternative minimum tax and the 1% excise tax on share repurchases (and certain economically similar transactions). Consequently, our net assets and distributions to our shareholders would be substantially reduced because of our increased tax liability. If we made distributions in anticipation of our qualification as a REIT, we might be required to borrow additional funds or to liquidate some of our investments in order to pay the applicable tax. If our qualification as a REIT terminates, we may not be able to elect to be treated as a REIT for four taxable years following the year during which we lost the qualification.
Even as a REIT, we may be required to pay certain taxes.
An entity that qualifies as a REIT under the Code generally will not be subject to U.S. federal income tax to the extent that it distributes its net income to its shareholders at least annually. A REIT may be subject to state and local tax in states and localities in which it does business or owns property. Additionally, we may be subject to certain U.S. federal, state and local taxes in certain circumstances, including, but not limited to, taxes on any undistributed income and prohibited transactions, taxes on income from activities conducted as a result of a foreclosure, franchise, property and transfer taxes, including mortgage recording taxes, and taxes as a result of failure to satisfy certain REIT qualification requirements. In addition, we may hold some of our assets through TRSs. Our TRSs and any other taxable corporations in which we own an interest are subject to U.S. federal, state and local corporate taxes (including potentially a 15% alternative minimum tax on the adjusted financial statement income (“AFSI”) of TRSs whose three-year average AFSI exceeds $1 billion). Payment of these taxes generally would reduce our cash flow and the amount available to distribute to our shareholders, which could materially and adversely affect us.
We intend that any property the sale or disposition of which could give rise to the 100% “prohibited transaction” tax (or any shared appreciation mortgage or similar debt instrument that could give rise to the 100% “prohibited transaction” tax) will be sold through a TRS. Because sales or other dispositions by a TRS are subject to tax at regular corporate income tax rates, these transactions could cause us to indirectly bear material amounts of corporate income tax, depending on the circumstances. Moreover, if we contribute to a TRS any asset the sale or disposition of which could otherwise give rise to the 100% “prohibited transaction” tax before it is sold, there can be no assurance that the IRS would not successfully assert that we, rather than the TRS, were the seller of such asset for U.S. federal income tax purposes, with the TRS acting as our agent. In such a case, the 100% “prohibited transaction” tax could apply to the sale or other disposition.
REIT distribution requirements could adversely affect our ability to execute on our strategies and may require us to incur debt, sell assets or take other actions to make such distributions.
In order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes, we must distribute to our shareholders, each calendar year, at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we would incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax law.
We intend to distribute our net income in a manner intended to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax. Our taxable income may substantially exceed our net income as determined by GAAP or differences in timing between the recognition of taxable income and the actual receipt of cash may occur, in which case we may have taxable income in excess of cash flow from our operating activities. In such event, we may generate less cash flow than taxable income in a particular year. In such circumstances, in order to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in that year, we may be required to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; (iii) distribute amounts that would otherwise be invested in our target assets consistent with our strategy, capital expenditures or repayment of debt; or (iv) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash. Thus, in order to satisfy the distribution requirement or to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax, we may be required to take actions that may not otherwise be advisable given existing market conditions which actions may hinder our ability to grow, which could materially and adversely affect us.

Ordinary dividends payable by REITs do not generally qualify for the reduced tax rates applicable to certain corporate dividends.
With limited exceptions, our dividends are not eligible for taxation at the preferential income tax rates (i.e., the current 20% maximum U.S. federal rate) applicable to qualified dividends received by U.S. shareholders that are individuals, trusts or estates from taxable C corporations. However, such non-corporate shareholders may deduct from their taxable income one-fifth of the REIT dividends payable to them that are not treated as capital gains dividends or as qualified dividend income (“Qualified REIT Dividends”) for purposes of determining their U.S. federal income tax (but not for purposes of the 3.8% Medicare tax). To qualify for this deduction, the shareholder receiving a Qualified REIT Dividend must hold the dividend-paying REIT shares for at least 46 days (taking into account certain special holding period rules) of the 91-day period beginning 45 days before our shares become ex-dividend and cannot be under an obligation to make related payments with respect to a position in substantially similar or related property.
However, even if a U.S. shareholder qualifies for this deduction, the effective rate for such Qualified REIT Dividends still remains higher than rates for regular corporate dividends paid to non-corporate U.S. shareholders. The more favorable rates applicable to regular corporate dividends could cause non-corporate investors to perceive investments in REITs to be relatively less attractive as a U.S. federal income tax matter than investments in our shares of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the share of REITs, including our shares.
Non-U.S. shareholders may be subject to U.S. federal income tax upon their receipt of certain distributions from us.
Under FIRPTA, distributions by us to a non-U.S. shareholder that are attributable to gains from sales or exchanges of USRPIs that we have held directly or through pass-through subsidiaries (such gains, “USRPI Capital Gains”) will be considered effectively connected with a U.S. trade or business of the non-U.S. shareholder, without regard to whether the distribution is designated as a capital gain dividend. We do not expect to make distributions that are attributable to gain from the sale or exchange of USRPIs. In particular, if we were to acquire a USRPI in connection with a foreclosure or similar proceeding or for any other reason, we intend to do so through a TRS, which TRS generally would be required to pay U.S. federal (and applicable state and local) corporate income tax on any gain from the disposition. The TRS would then dispose of such USRPI through a taxable transaction, and the after-tax proceeds of such sale may then be distributed to us by the TRS, in a manner that is not intended to give rise to distributions that are considered effectively connected with a U.S. trade or business of a non-U.S. shareholder. If, notwithstanding the forgoing, however, we make distributions that are attributable to USRPI Capital Gains, the non-U.S. shareholder would be required to file a U.S. federal income tax return and pay U.S. federal income tax at graduated rates, in the same manner as U.S. shareholders are taxed with respect to such distributions, we would be required to withhold tax at the highest rate of U.S. federal income tax applicable to the non-U.S. shareholder, based on the status of the non-U.S. shareholder, of any distributions to the non-U.S. shareholder that are attributable to USRPI Capital Gains. Distributions subject to FIRPTA also may be subject to a 30% branch profits tax if the non-U.S. shareholder that is a corporation.
If we acquire any USRPI in connection with a foreclosure or similar proceeding or for any other reason, we intend to do so indirectly through a TRS, to mitigate the risk of certain non-U.S. shareholders and, potentially, funds (if formed) that invest with us in an Aggregator Entity being subject to certain U.S. federal income tax liability and being required to file U.S. federal income tax returns, causing our return from such investments to be reduced by any U.S. federal, state and local corporate income taxes imposed on the TRS and the cost of operating the TRS.
If we acquire a USRPI in connection with a foreclosure or similar proceeding or for any other reason, we intend to do so through a TRS to mitigate the risk of such non-U.S. shareholders receiving distributions attributable to USRPI Capital Gains which, among other negative tax consequences, generally would result in non-U.S. shareholders being subject to U.S. withholding taxes on distributions attributable to such USRPI Capital Gains, as well as being required to file a U.S. federal income tax return and pay U.S. federal income tax at graduated rates, in the same manner as U.S. shareholders are taxed with respect to such distributions. U.S. shareholders are not subject to FIRPTA and would generally prefer that we not use a TRS for such foreclosure property or other USRPI in order to avoid indirectly bearing the U.S. federal, state and local corporate income taxes imposed on the TRS, as well as the cost of operating the TRS. All shareholders would bear the taxes and operating costs imposed with respect to such TRS.
We may have phantom income from our acquisition and holding of subordinated debt instruments and “scratch-and-dent” loans and NPLs along with other debt instruments.
The tax accounting rules with respect to the timing and character of income and losses from our acquisition and holding of subordinated debt instruments and “scratch-and-dent” loans and NPLs, along with other debt instruments, may result in adverse tax consequences. We will be required to include in income accrued interest, original issue discount (“OID”) and, potentially, market discount (each of which will be ordinary income), with respect to subordinated debt instruments, “scratch-and-dent” loans, NPLs or other debt instruments we hold, in accordance with the accrual method of accounting. We must include in income each year a portion of the OID that accrues over the life of the debt instrument, regardless of whether cash representing such income is received by us in the same taxable year. Income will be required to be accrued and reported, without giving effect to delays or reductions in distributions attributable to defaults or delinquencies on the debt instruments, except to the extent it can be established that such losses are uncollectible. Accordingly, we may incur a diminution in actual or projected cash flow in a given year as a result of an actual or anticipated default or delinquency, but may not be able to take a deduction for the corresponding loss until a subsequent tax year. While we generally may cease to accrue interest income if it reasonably appears that the interest will be uncollectible, the IRS may take the position that OID must continue to be accrued in spite of its uncollectibility until our investments in subordinated debt instruments, “scratch-and-dent” loans, NPLs or other debt instruments are disposed of in a taxable transaction or become worthless.
Due to each of these potential differences between income recognition or expense deduction and related cash receipts or disbursements, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In that event, in order to satisfy the distribution requirement and to avoid U.S. federal corporate income tax and the 4% nondeductible excise tax in that year, we may be required to: (i) sell assets in adverse market conditions; (ii) borrow on unfavorable terms; (iii) distribute amounts that would otherwise be invested in our target assets consistent with our strategy, capital expenditures or repayment of debt; or (iv) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash.
We are dependent on external sources of capital to finance our growth.
As with other REITs, but unlike corporations generally, our ability to finance our growth must largely be funded by external sources of capital because we generally have to distribute to our shareholders 90% of our REIT taxable income annually in order to qualify as a REIT and 100% of REIT taxable income in order to avoid U.S. federal corporate income tax and a 4% nondeductible excise tax. Our access to external capital depends upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings, cash distributions and the NAV of our shares.
Complying with REIT requirements may cause us to forego otherwise attractive investment opportunities.
In order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes, we must on a continuing basis satisfy various tests on an annual and quarterly basis regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders, and the ownership of our shares. To meet these tests, we may be required to forgo investments we might otherwise make. We may be required to make distributions to our shareholders at disadvantageous times or when we do not have funds readily available for distribution and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our investment performance and materially and adversely affect us.
Complying with REIT requirements may force us to liquidate otherwise profitable assets, which could materially and adversely affect us.
In order to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and designated real estate assets, including certain mortgage loans and shares in other REITs. Subject to certain exceptions, our ownership of securities, other than government securities and securities that constitute real estate assets, generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets, other than government securities and securities that constitute real estate assets, can consist of the securities of any one issuer, and no more than 25% (20% for the periods prior to 2026) of the value of our total securities can be represented by securities of one or more TRSs. We generally do not intend to take actions we believe would cause us to fail to satisfy the asset tests described above. However, if we fail to comply with these requirements at the end of any calendar quarter after the first calendar quarter for which we qualified as a REIT, we must generally correct such failure within 30 days after the end of such calendar quarter to prevent us from losing our REIT qualification. As a result, we may be required to liquidate otherwise profitable assets prematurely, which could reduce the return on our assets, which could materially and adversely affect us.
We may choose to make taxable distributions of our shares as part of a distribution in which shareholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in which case our shareholders could be required to pay income taxes in excess of the cash dividends they receive.
We may make taxable distributions of our shares as part of a distribution in which shareholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash. U.S. shareholders receiving such a distribution will be required to include the full amount of the distribution in their taxable income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. shareholder may be required to pay U.S. federal income taxes with respect to such dividends in excess of the cash dividends received, and the U.S. shareholder may be forced to use funds from other sources to pay its tax liability. If a U.S. shareholder sells or redeems our shares that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale or redemption. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares.
If a shareholder participates in our distribution reinvestment program, it may have tax liability on distributions it receives in our shares.
We may make taxable distributions of our shares to shareholders who participate in the distribution reinvestment plan. U.S. shareholders receiving such a distribution will be required to include the full amount of the distribution in their taxable income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, the distributions may give rise to a liability for the payment of income tax without providing the U.S. shareholder with the immediate cash to pay the tax when it becomes due, and the U.S. shareholder may be forced to use funds from other sources to pay its tax liability on the reinvested dividends. If a U.S. shareholder sells or redeems our shares that it receives as a dividend in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale or redemption. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares.
During any period that we believe we are not a “publicly offered REIT,” we may choose not to repurchase shares that a particular shareholder has requested be repurchased if the redemption may not qualify for sale or exchange treatment for U.S. federal income tax purposes or would otherwise negatively affect any other shareholder or negatively affect our status as a REIT.
During any period in which we believe that we are not a “publicly offered REIT,” we may choose not to repurchase shares that a particular shareholder has requested be repurchased if the repurchase would not qualify for sale or exchange treatment for U.S. federal income tax purposes or would otherwise negatively affect any other shareholder or negatively affect our status as a REIT. Under the share repurchase plan, each shareholder agrees to provide to us any information reasonably requested to enable us to determine whether a repurchase requested by the shareholder would qualify for sale or exchange treatment for U.S. federal income tax purposes or would otherwise negatively affect any other shareholders or negatively affect our status as a REIT.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Code limit the ability of a REIT to hedge its assets and liabilities. Except to the extent provided by U.S. Treasury regulations, any income from a hedging transaction will not constitute gross income for purposes of the 75% or 95% gross income test if we properly identify the transaction as specified in applicable U.S. Treasury regulations and we enter into such transaction (i) in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, or (ii) primarily to manage risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests. In addition, income from certain new hedging transactions that counteract prior qualifying hedging transactions described in (i) and (ii) above may not constitute gross income for purposes of the 75% and 95% gross income tests if we properly identify the new hedging transaction as specified in applicable U.S. Treasury regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the 75% and 95% gross income tests. As a result of these rules, we may need to limit our use of otherwise advantageous hedging techniques or implement those hedges through a TRS. The use of a TRS could increase the cost of our hedging activities (because the TRS would be subject to tax on income or gain resulting from hedges entered into by it) or expose us to greater risks than we would otherwise incur.
Special ERISA considerations relating to Benefit Plan Investors.
We intend to conduct our affairs so that our assets should not be deemed to be “plan assets” of any Benefit Plan Investor (as defined in Section 3(42) of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”)) for purposes of ERISA or Section 4975 of the Code. In this regard, until such time as our shares are considered “publicly-offered securities” (within the meaning of the U.S. Department of Labor regulation, 29 C.F.R. Section 2510.3-101 (as modified by Section 3(42) of ERISA) (the “Plan Asset Regulations”), we intend to limit investment in each class of shares by Benefit Plan Investors to less than 25% of the total value of each class of equity interests (determined in accordance with the Plan Asset

Regulations). Accordingly, the Adviser will have the power to take certain actions to avoid having our assets characterized as “plan assets,” including, without limitation, placing restrictions on share purchases, redemptions and participation in the distribution reinvestment plan, and requiring a shareholder to dispose of all or part of its shares.
If, notwithstanding our intent, our assets were deemed to be “plan assets” for purposes of ERISA or Section 4975 of the Code, this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to investments made by us, and (ii) the possibility that certain transactions in which we might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Adviser and/or any other “party in interest” or “disqualified person” that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the investment. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100% of the amount involved. Fiduciaries of Benefit Plan Investors who decide to invest in us could, under certain circumstances, be liable for prohibited transactions or other violations as a result of their investment in us or as co-fiduciaries for actions taken by or on behalf of us or the Adviser. With respect to a Benefit Plan Investor that is an individual retirement account (“IRA”) that invests in us, the occurrence of a prohibited transaction could cause the IRA to lose its tax-exempt status.
The fiduciary of each prospective investor that is (or is acting on behalf of) a Benefit Plan Investor or a plan subject to laws substantially similar to ERISA or the Code must independently determine that our shares are an appropriate investment, taking into account the fiduciary’s obligations under ERISA, the Code and applicable similar laws, and the facts and circumstances of such investing plan.
General Risk Factors
Insurance on loans and real estate-related securities collateral may not cover all losses.
There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, wildfires, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding nonperformance of or loss on our investment related to such property.
Various jurisdictional licensing requirements cause us to incur expenses and our failure to be properly licensed may have a material adverse effect on us.
We are subject to the laws, rules and regulations of various federal, state, local and, if applicable, foreign government agencies regarding the origination, processing, underwriting, sale and servicing of mortgage loans. Non-bank companies are generally required to hold licenses in a number of U.S. states and foreign jurisdictions to conduct lending activities. These licensing statutes vary from jurisdiction to jurisdiction and prescribe or impose various recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on interest rates, finance charges and the type, amount and manner of charging fees and prohibiting discrimination; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, share ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review. Obtaining and maintaining licenses will cause us to incur expenses and failure to be properly licensed under such laws or otherwise may have a material adverse effect on us and our operations, including by foregoing otherwise advantageous investment opportunities. In addition, mortgage originators are subject to inspection by government agencies. A mortgage originator’s failure to comply with these requirements could lead to, among other things, the loss of approved status, termination of contractual rights without compensation, demands for indemnification or mortgage loan repurchases, class action lawsuits and administrative enforcement actions.
Political changes may affect the real estate-related securities markets.
The current regulatory environment in the United States may be impacted by future legislative developments. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, regulation of the mortgage industry, immigration policy or government entitlement programs could have a material adverse impact on us and our investments.

Litigation outcomes may have an adverse impact on us.
In the ordinary course of our business, we may be subject to litigation from time to time. The outcome of such proceedings may materially adversely affect our value and may continue without resolution for long periods of time. Any litigation may consume substantial amount of time and attention, and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation. The expense of defending claims against us and paying any amounts pursuant to settlements or judgments would be borne by us and would reduce net assets. Our Board will be indemnified by us in connection with such litigation, subject to certain conditions.
Compliance or failure to comply with regulatory requirements could result in substantial costs.
As a result of previous financial crises and highly-publicized financial scandals, the regulatory environment in which we, our Board, the Sponsor and the Adviser operate or are managed or the way in which they are structured is subject to heightened regulation. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) established new regulatory requirements intended to enhance the regulation of markets, market participants and financial instruments. It is also impossible to determine the scope and extent of the impact of any additional new laws, regulations or initiatives that may be proposed, or whether proposals will become law. Compliance with Dodd-Frank and other new laws or regulations could make compliance more difficult and expensive and affect the manner in which we, our Board, the Sponsor and the Adviser operate, are managed and/or are structured. Moreover, as calls for additional regulation have increased, there may be a related increase in regulatory investigations of the type of investment activities carried out by us, our Board and the Adviser. Such investigations may impose additional expenses on us, may require the attention of senior management and may result in fines if we are deemed to have violated any regulations.
Our businesses and the Adviser and its affiliates, as well as the financial services industry generally, are subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations or exchanges in the United States and other jurisdictions in which they operate relating to, among other things, antitrust law, anti-money laundering laws, anti-bribery laws, laws relating to foreign officials, privacy laws with respect to client information and the regulatory oversight of the trading and other investment activities of investment managers, including the Adviser. Each of the regulatory bodies with jurisdiction over us and the Adviser or its affiliates, has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Any failure to comply with these rules and regulations could expose us or the Adviser to liability or other risks.
Furthermore, we and the Adviser rely on interpretive guidance from governmental agencies, including the SEC, with respect to certain positions and practices relevant to their businesses. No assurance can be given that the SEC staff will concur with ours or the Adviser’s positions and practices or that the SEC staff will not, in the future, issue further guidance that may require us or the Adviser to change their positions and practices. To the extent the SEC staff publishes new or different guidance or changes current regulations with respect to these matters, we and the Adviser may be required to adjust their strategies or operations accordingly. Any failure to comply with these rules and regulations could expose us or the Adviser to liability or other risks.
Such oversight and regulation will likely cause us to incur additional expenses, divert the attention of the Adviser and its personnel and may result in fines if we are deemed to have violated any regulations. Regulation generally as well as regulation more specifically addressed to the alternative asset management industry, including tax laws and regulation, could increase the cost of identifying, structuring and completing loan transactions, the profitability of enterprises and the cost of operating us. Additional regulation could also increase the risk of third-party litigation. The transactional nature of our business exposes us and the Adviser and certain related parties generally to the risks of third-party litigation. Under our Declaration of Trust, we are generally, to the extent permitted by law, responsible for indemnifying the Adviser and certain related parties for losses or obligations they may incur with respect to such litigation.
We may use our assets or return of investor’s distributions to pay for existing exculpation and indemnification obligations.
Certain exculpation provisions contained in the agreements we have entered into may limit the rights of action otherwise available to us or our investors against certain person identified under such agreements absent such limitations. We are also responsible for indemnifying such indemnified persons for any losses incurred by them except to the extent such persons fail to meet the applicable standard of conduct set forth in such agreements. Liabilities arising from such indemnification obligations may be material. Any such indemnification obligations would be payable out of our assets and/or return of distributions previously made to investors.

Actual or perceived threats associated with epidemics, pandemics or public health crises could have a material adverse effect on our results of operations and the businesses of the tenants occupying the properties securing our investments.
Epidemics, pandemics, and other public health crises, such as the COVID-19 pandemic, could materially and adversely affect our ability to pay distributions, the tenants occupying the properties securing our investments and our results of operations and liquidity. While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects continue to impact many industries.
The extent to which such epidemics, pandemics and other public health crises, such as the COVID-19 pandemic, may impact our investments and operations will depend on a variety of factors, including, among others, the duration of the pandemic, information that may emerge concerning severity, and the actions taken to contain the pandemic or treat the disease, particularly in the markets in which the properties securing our investments are located. As a result, the full impact of any pandemic on our business is highly uncertain and cannot be predicted with confidence. Nevertheless, any future epidemics, pandemics or public health crises could materially and adversely affect us, for the reasons discussed above.
Sustainability risks may have a greater impact on us than that assessed by the Adviser.
We may be affected by the impact of a number of sustainability factors, also referred to as ESG factors, on real estate assets securing or related to loans originated by us or other investments in which we invest. The reach of sustainability themes may be broad and this subsection is therefore not an exhaustive list of all risks related to ESG factors which could have a negative impact (whether or not material) on the value of an underlying or related real estate asset and therefore adversely impact our returns.
The real estate assets securing or related to our loans and investments may be negatively affected by the exposure to environmental conditions such as droughts, famines, floods, storms and other climate change and environmental-related events; although a number of these risks may be insurable, it is not guaranteed that the insurance coverage may in all cases be adequate and losses connected to these events may be material. In addition, the actions taken on the real estate assets securing or related to our loans to improve such real estate asset’s sustainability profile, such as energy efficiency, clean energy production and consumption, waste reduction and water treatment typically impose significant short-term costs.
Similarly, social initiatives and the adherence to high governance standards, for example in the areas of transparency, corporate governance, management of conflicts of interest and fair remuneration principles may require material investments and effort where economic returns may be uncertain. Any decrease in value or significant costs and investments affecting the assets securing or related to loans originated by us or in which we invest may result in a borrower’s default or inability to pay amounts due on a loan, which would, in turn, adversely impact our returns.
Prospective investors should consider the adverse impacts that our investments may have on sustainability themes: the failure to support assets which provide a positive contribution to the sustainability factors or to support the generation of a negative impact may result in a number of negative fallouts ranging from reputational damages and, in some circumstances, fines and direct economic consequences from ESG related regulatory requirements that range from energy performance standards to mandatory disclosure.
We may also be negatively impacted (e.g., from a reputational point of view) if we do business with parties who fail to meet key ESG targets or make misleading statements with respect to ESG related objectives. In the event a counter-party of ours, or the real estate securing an investment of ours, uses manipulation or misinformation to bolster its ESG claims, we could be negatively impacted through no fault of our own.
Shareholders may differ in their views of whether or how ESG matters should be addressed and, as a result, we may invest in investments or manage our investments in a manner that does not reflect the beliefs and values of any particular investor. In considering investment opportunities and making ongoing decisions with respect to our investments, including decisions relating to follow-on investments, the Adviser may consider certain ESG factors. We may forego particular investments that do not meet certain ESG criteria or present material ESG risk that we may otherwise have made if we were seeking to make investments solely on the basis of financial returns. Further, it is possible that our investments are unable to obtain or realize the intended ESG outcomes.
Climate change and regulations intended to control its impact may affect the value of the real estate assets securing or related to loans we originated or in which we invest. We and the Adviser cannot predict the long-term impacts on real estate-related assets from climate change or related regulations. Laws enacted to mitigate climate change could increase energy costs, could make some buildings of property owners obsolete or cause such owners to make material investments in their properties to meet carbon or energy performance standards, which could materially and adversely affect the value of older properties underlying or relating to our investments. Climate change may also have indirect effects on property owners by increasing the cost of (or making unavailable) property insurance. Moreover, compliance with new laws or regulations related to climate change, including compliance with “green” building codes or tenant preferences for “green” buildings, may cause property owners to incur additional costs when renovating older properties. Any decrease in value or significant costs and investments affecting the assets securing or related to loans originated by us or in which we invest may result in a borrower’s default or inability to pay amounts due on a loan, which would, in turn, adversely impact our returns. There can be no assurance that climate change will not have a material adverse effect on our assets, operations or business.
There can be no guarantee that the actual impact of the sustainability factors on our returns will not be materially greater than the impact assessed or expected by the Adviser.
Trade errors may result in losses.
On occasion, errors may occur with respect to trades executed on our behalf. Trade errors can result from a variety of situations, including, for example, when the wrong investment is purchased or sold, or when the wrong dollar amount of an instrument is purchased or sold (e.g., $100,000 instead of $1,000,000). Trade errors frequently result in losses but may, occasionally, result in gains. The Adviser will endeavor to detect trade errors prior to settlement and correct and/or mitigate them in an expeditious manner. To the extent an error is caused by a third party, such as a broker, the Adviser may seek to recover any losses associated with such error from such third party. The Adviser will determine whether any trade error has resulted from gross negligence on its part, and, unless it finds that to be the case, any losses will be borne by (and any gains will benefit) us. The Adviser will establish internal policies regarding the manner in which such determinations are to be made, but shareholders should be aware that, in making such determinations, the Adviser will have a conflict of interest. Generally, the Adviser will not be held accountable for trade errors that do not breach the standard of care set forth above.
Our access to confidential information may restrict our ability to take action with respect to some investments, which, in turn, may negatively affect our results of operations.
We, directly or through the Adviser, may obtain confidential information about the companies that become tenants of the properties securing our investments or be deemed to have such confidential information. The Adviser may come into possession of material non-public information through its members, officers, directors, employees, principals or affiliates. In addition, the Sponsor’s clients may invest in entities that manage companies that are tenants of the properties securing our investments and, as a result, may obtain additional confidential information about such companies. The possession of such information may, to our detriment, limit the ability of us and the Adviser to buy or sell a security or otherwise to participate in an investment opportunity. In certain circumstances, employees of the Adviser or its affiliates may serve as board members or in other capacities for portfolio or potential portfolio companies, which could restrict our ability to trade in the securities of such companies. For example, if personnel of the Adviser or Sponsor come into possession of material non-public information with respect to our investments, such personnel will be restricted by the Adviser’s and Sponsor’s information-sharing policies and procedures or by law or contract from sharing such information with our management team, even where the disclosure of such information would be in our best interests or would otherwise influence decisions taken by the members of our management team with respect to that investment. This conflict and these procedures and practices may limit the freedom of the Adviser to enter into or exit from potentially profitable investments for us, which could have an adverse effect on our results of operations. Accordingly, there can be no assurance that we will be able to fully leverage the resources and industry expertise of the Adviser in the course of its duties.
Additionally, there may be circumstances in which one or more individuals associated with the Adviser will be precluded from providing services to us because of certain confidential information available to those individuals or to other parts of the Adviser or the Sponsor.
We face risks relating to tariffs and trade wars.
The imposition of substantial tariffs by the United States on other countries, along with retaliatory measures by such other countries, has created a period of increased economic volatility. As of the date of this Annual Report on Form 10-K, the future of the trading relationships between the United States and such other countries is uncertain, and the failure of those countries to resolve their current disputes could have material adverse effects on the global economy. In addition, any future global economy downturns, introduction of significant trade barriers or bilateral trade frictions between the United States and its trading partners could adversely affect our financial performance.
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity
We are an externally managed company, and our day-to-day operations are managed by the Adviser and our officers under the oversight of our Board. Accordingly, we rely on our Adviser's cybersecurity risk management program and processes to identify, assess and manage material cybersecurity risks to our business.
Risk Management and Strategy
Pursuant to our Management Agreement, the Adviser, through Rithm, maintains and administers a cybersecurity risk management program designed to identify, assess, manage and monitor cybersecurity risks applicable to our business and operations. Rithm regularly assesses cybersecurity threats and continuously monitors and tests information systems for potential vulnerabilities as part of its cybersecurity program, which is led by Rithm’s Chief Information Security Officer (“CISO”) and is integrated into Rithm's broader enterprise risk management framework.
Rithm’s dedicated cybersecurity personnel oversee the controls, technologies, systems and processes used to mitigate risks related to data loss, theft, exploitation, unauthorized access or other cybersecurity vulnerabilities that may affect our information or data. Rithm’s cybersecurity program includes incident response and recovery planning; information security policies and standards; vendor and third party risk management; employee training and awareness programs, including simulated phishing exercises; participation in industry information-sharing forums; and ongoing internal and external testing of information systems. Independent testing includes (i) periodic reviews and evaluations conducted by Rithm's internal audit function and (ii) annual network penetration testing performed by independent third party specialists. Rithm’s processes for assessing, identifying and managing material cybersecurity risks have been integrated into its overall risk management systems and processes. As part of these efforts, Rithm monitors developments in applicable privacy and cybersecurity laws, regulations and guidance in the jurisdictions in which it operates, including, among others, SEC rules and privacy laws, as well as emerging regulatory requirements and evolving cybersecurity threats.
To address cybersecurity risks associated with third-party service providers, Rithm maintains a third-party risk management program that includes contractual requirements for appropriate data protection and cybersecurity controls and risk-based due diligence during onboarding. Service providers are assigned tiered risk ratings that determine the frequency and scope of ongoing assessments. For key service providers, Rithm obtains and reviews materials such as System and Organization Control (“SOC”) reports, including SOC 1 reports, standard information gathering (SIG) questionnaires and business continuity and disaster recovery documentation.
To date, cybersecurity risks, including those arising from known prior cybersecurity incidents have not materially affected our business strategy, results of operations or financial condition, and we are not aware of any cybersecurity incidents that are reasonably likely to have a material impact on the Company. For additional information regarding cybersecurity risks, see “Part I. Item 1A. Risk Factors – Risks Related to Our Business and Operations – Our business and operations could suffer in the event of system failures or cybersecurity breaches.”
Governance
Our Board oversees the Company’s enterprise risk management program, including cybersecurity risk, both directly and through its committees. The audit committee of the Board (“Audit Committee”), together with the Adviser, provides oversight of the Company’s risk management framework and the most significant risks facing the Company over the short-, intermediate- and long-term. The Audit Committee receives regular updates and engages in periodic discussions regarding key risk areas, including cybersecurity. The Audit Committee receives reports from Rithm’s CISO and Chief Information Officer (“CIO”) on the Company’s cybersecurity posture, enterprise risk profile and risk management policies and processes. In addition, Rithm maintains escalation protocols pursuant to which certain cybersecurity incidents are reported in a timely manner to the Audit Committee and, as appropriate, to the full Board.
Pursuant to the Management Agreement, the Adviser, through Rithm, employs a risk-based approach to cybersecurity supported by policies, standards and controls designed to address cybersecurity threats and incidents across its operations. Responsibility for cybersecurity risk management is led by the CISO, who oversees the design and implementation of the Company's information security program and works to enhance the security posture of Rithm and its subsidiaries and affiliates. The CISO coordinates closely with the other members of senior management, including the CIO and Rithm's Chief Legal Officer in managing cybersecurity risks.
In carrying out these responsibilities, the CISO receives regular reports from Rithm's cybersecurity and information technology personnel regarding cybersecurity threats, vulnerabilities and incidents and oversees the ongoing evaluation of risk management measures designed to identify and mitigate data protection and cybersecurity risks.

At the operational level, Rithm maintains an information technology and cybersecurity team responsible for implementing privacy and cybersecurity controls and supporting the CISO in monitoring, reporting and mitigation activities. Rithm provides ongoing employee training related to cybersecurity, privacy, records and information management and conducts simulated phishing and other awareness exercises designed to promote cybersecurity risk awareness across the organization.
Item 2. Properties
Our principal office is located at 799 Broadway, New York, NY 10003. As part of the Management Agreement, the Adviser is responsible for providing office space and office services required in rendering services to us. We consider these facilities to be suitable and adequate for the management and operations of our business.
Item 3. Legal Proceedings
Neither we nor the Adviser is currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal and regulatory proceedings in the ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
In our continuous Private Offering, we are offering and selling our common shares pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions where the offering is being made. There is no public market for our common shares currently nor can we give any assurance that one will develop. The Company has not agreed to register any securities of the Company under the Securities Act for sale by shareholders .
Because our common shares are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Our common shares may not be sold or transferred (i) except as permitted under our Declaration of Trust and (ii) unless the common shares are registered under applicable securities laws or specifically exempted from registration. Accordingly, an investor must be willing to bear the economic risk of investment in our common shares unless and until we accept their repurchase or transfer request. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the shares may be made except by registration of the transfer on our books. Each transferee will be required to be bound by these restrictions and the other restrictions imposed on the shares and to execute such other instruments or certifications as are reasonably required by us.
The Company does not charge upfront selling commissions, origination fees or dealer manager fees directly with respect to Class S, Class T, Class D, Class J or Class J-2 shares. However, financial intermediaries may charge subscribers transaction or placement fees, including upfront selling commissions, in amounts that vary by share class and intermediary, subject to maximum thresholds. Specifically, Class S and Class T shares may be subject to aggregate upfront fees of up to 3.5% of the transaction price, Class D shares up to 1.5% of the net offering price and Class J and Class J-2 shares up to 2.0% of the transaction price. If a dealer manager is engaged, it may also charge upfront dealer manager fees, provided that total fees do not exceed the stated maximums per share class. No upfront selling commissions, dealer manager fees or similar placement fees are paid with respect to purchases of Class I or Class E shares or shares of any class acquired pursuant to the Company’s distribution reinvestment plan.
The Company will pay participating broker-dealers and/or a dealer manager, if any, ongoing servicing fees (“Ongoing Servicing Fees”) or distribution fees (“Distribution Fees”) for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, payable monthly at the annual rates set forth below, based on the aggregate NAV of outstanding Class S shares, Class T shares, Class D shares, Class J shares and Class J-2 shares, respectively:

Shares	Annual Ongoing Servicing Fees(1)	Annual Distribution Fees
Class S shares	0.85%	—
Class T shares	0.85%	—
Class D shares	0.25%	—
Class J shares	—	Up to 0.625%
Class J-2 shares	—	Up to 0.625%
(1)In the event that we engage a dealer manager, we anticipate that a portion of such Ongoing Servicing Fees may be retained by such dealer manager. However, any fees resulting from any such engagement are generally not expected to exceed the maximum percentages for each class of common shares as set forth in the above table.
The Ongoing Servicing Fees or Distribution Fees are selling commissions paid over time.
The amount of the management fee paid by any class of shares to the Adviser for a given period will be reduced by the amount of any Distribution Fees with respect to such class for such period.
We will not pay an Ongoing Servicing Fee or Distribution Fee with respect to outstanding Class I shares or Class E shares.
The Ongoing Servicing Fees or Distribution Fees are paid monthly in arrears. We reallow (pay) (and, for Ongoing Servicing Fees, if we engage a dealer manager in the future, the dealer manager will reallow (pay)) all or a portion of the Ongoing Servicing Fees or Distribution Fees to certain participating broker-dealers for ongoing shareholder services performed by such broker-dealers. To the extent a broker-dealer is not eligible to receive such fees for failure to provide such services, we or the dealer manager, if any and as applicable, will retain or refrain from reallowing (paying) the same. Alternatively, the applicable shares may be converted to Class I shares if we and the dealer manager, if any, determine that such shares should be so converted. Because the Ongoing Servicing Fees or Distribution Fees are calculated based on our NAV for our Class S shares, Class T shares, Class D shares, Class J shares and Class J-2 shares, they will reduce the NAV or, alternatively, the distributions payable, with respect to our shares of each such class, including shares issued under our distribution reinvestment plan.
We will cease paying the Ongoing Servicing Fee or Distribution Fee on our Class S shares, Class T shares, Class D shares, Class J shares and Class J-2 shares on the earlier to occur of the following: (i) a listing of our common shares; or (ii) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets (except for any such transaction taken in connection with an internal restructuring transaction (including our conversion into another type of legal entity)).
To the extent an agreement between us or the dealer manager, if any, and a participating broker-dealer limits the transaction or other fees, including upfront placement fees or brokerage commissions, and Ongoing Servicing Fees or Distribution Fees paid with respect to a shareholder, at the end of the month in which we or the dealer manager, if any, in conjunction with the transfer agent determines that the total Ongoing Servicing Fees or Distribution Fees paid with respect to our shares held in an applicable shareholder’s account would exceed, in the aggregate, the applicable limit, we will cease paying the Ongoing Servicing Fees or Distribution Fees on our Class S shares, Class T shares, Class D shares, Class J shares and/or Class J-2 shares in such shareholder’s account or convert or exchange such shares to Class I shares. In addition, we, the Adviser and the dealer manager, if any, may pay certain fees to participating broker-dealers that sponsor feeder vehicles primarily created to hold our shares.
Eligibility to receive the Ongoing Servicing Fee or Distribution Fee is conditioned on a broker-dealer providing the following ongoing services with respect to the Class S shares, Class T shares or Class D shares: responding to customer inquiries of a general nature regarding us; crediting distributions from us to customer accounts; arranging for bank wire transfer of funds to or from a customer’s account; responding to customer inquiries and requests regarding shareholder reports, notices, proxies and proxy statements, and other documents of ours; forwarding the private placement memorandum relating to our Private Offering, tax notices and annual and quarterly reports to beneficial owners of our shares; assisting us in establishing and maintaining shareholder accounts and records; assisting customers in changing account options, account designations and account addresses, and providing such other similar services as we may reasonably request, to the extent an authorized service provider is permitted to do so under applicable statutes, rules, or regulations. The Ongoing Servicing Fees or Distribution Fees are ongoing fees that are not paid at the time of purchase. Prior to the time a NAV per share has been calculated, the per share purchase price for our common shares will be $20.00 plus any applicable upfront selling commissions / origination fees, upfront dealer manager fees or other similar placement fees. Thereafter, the purchase price per share of each class will be equal to the then-current per share transaction price, which will generally be our prior month’s NAV per share for such class as of the last calendar day of such month, plus any applicable upfront selling commissions / origination fees, upfront dealer manager fees or other similar placement fees.
Holders
As of March 6, 2026, there were 149 holders of record of the Company’s Class J shares and 13 holders of record of the Company’s Class E shares. Three of the holders of record are trustees. These independent trustees received restricted common shares granted as part of their compensation for serving as independent trustees.
Net Asset Value Calculation and Valuation Guidelines
Our NAV per share for each class of shares is calculated by our fund administrator, as overseen by our Adviser. Following the aggregation of the NAVs of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities (in each case, as calculated by the Adviser), our fund administrator incorporates any class-specific adjustments to NAV, including additional issuances and repurchases of shares and accruals of class-specific management fees, performance fees and Ongoing Servicing Fees or Distribution Fees, in all cases as described below.
General
As described in more detail below, the Adviser, on our behalf and with the support of our fund administrator and Independent Valuation Advisor, calculates our NAV in order to determine the offering price of our common shares in our Private Offering and for purposes of determining the repurchase price used in the share repurchase plan. Our Board, including a majority of our independent trustees, has adopted valuation guidelines that contain a comprehensive set of methodologies to be used by the Adviser and our Independent Valuation Advisor in connection with estimating the values of our assets and liabilities for purposes of our NAV calculation. These guidelines are designed to seek to produce a fair and accurate estimate of the price that would be received for our investments in an arm’s-length transaction between a willing buyer and a willing seller in possession of all material information about our investments. Periodically, our Board, including a majority of our independent trustees, will review the appropriateness of our valuation procedures. From time to time, our Board, including a majority of our independent trustees, may adopt changes to the valuation guidelines if it (i) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (ii) otherwise reasonably believes a change is appropriate for the determination of NAV.
The calculation of NAV is intended to be a calculation of the fair value of our assets less our outstanding liabilities as described below and will likely differ from the book value of equity reflected in our consolidated financial statements. To calculate NAV for the purpose of establishing a purchase and repurchase price for our common shares, we expect the Adviser will utilize a model that calculates the values of our assets and liabilities in accordance with our valuation guidelines. The Adviser, with the assistance of the Independent Valuation Advisor, will calculate the fair value of our investments based on factors it considers relevant, such as the Independent Valuation Advisor’s valuations, data obtained from the Adviser’s experience in the market, the most recent values provided by third-party independent appraisers, pricing services or brokers, where applicable, and input from real estate brokerage firms and/or real estate debt consulting professionals. The Adviser may retain additional third-parties to assist with our valuations of certain investments. Because these fair value calculations will involve significant professional judgment in the application of both observable and unobservable attributes, the calculated fair value of assets may differ from their actual realizable value or future fair value. While we believe these NAV calculation methodologies are consistent with standard industry practices, there is no rule or regulation that requires we calculate NAV in a certain way. As a result, other REITs may use different methodologies or assumptions to determine NAV. In addition, NAV is not a measure used under GAAP and the valuations of and certain adjustments made to our assets and liabilities used in the determination of NAV will differ from GAAP. Shareholders should not consider NAV to be equivalent to shareholders’ equity or any other GAAP measure.
Valuation Responsibilities
The Adviser, including through its valuation committee for the valuation of our assets, will oversee the calculation of our NAV. As described in more detail below, on a monthly basis, the Adviser, through its valuation committee, will perform a valuation of our assets, generally with the assistance of the Independent Valuation Advisor. However, on at least a monthly basis, the Independent Valuation Advisor generally will value each of our loan and property assets (except in certain limited circumstances), and the Adviser will use these valuations for such assets in determining NAV. The Independent Valuation Advisor will also review and confirm the reasonableness of the Adviser’s monthly valuations for assets not valued by the Independent Valuation Advisor that month. We have engaged our fund administrator to utilize the Adviser’s valuation of our assets for a particular month to calculate the monthly NAV per share for each class of shares. The Adviser will review our fund administrator’s calculations. Our Board will periodically receive and review such information about the valuation of our assets and liabilities as it deems necessary to exercise its oversight responsibility.
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
We pay fees to the Independent Valuation Advisor in accordance with the valuation services agreement. We also will agree to indemnify the Independent Valuation Advisor against certain liabilities arising out of the engagement. The compensation paid to the Independent Valuation Advisor will not be based on the estimated values of our assets and liabilities or any confirmation thereof.
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
RTLs and Other Residential Mortgage Loans
The fair market value of our RTLs and other residential mortgage loan investments is determined by the Adviser on a monthly basis, generally with the assistance of the Independent Valuation Advisor, provided that the Independent Valuation Advisor generally values each such asset at least monthly. Valuations of RTLs and other residential mortgage loan investments reflect changes in interest rates, credit performance, prepayment speeds and anticipated liquidation timing and proceeds, among others. The fair values are generally determined by discounting expected future cash flows using inputs such as default rates, prepayment speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes) received by the Adviser.
Valuation of Real Estate Owned Properties
In the event we pursue ownership interest in the underlying collateral on a defaulted loan, then the asset will become real estate owned (“REO”) property. REO properties will initially be valued at fair value (generally prepared by an independent appraiser), less closing costs, at the time of acquisition. Thereafter, following the first quarter after foreclosure, as of the end of each month, the fair market value of REO property will be determined by the Adviser, generally with the assistance of the Independent Valuation Advisor, provided that the Independent Valuation Advisor generally will value each such asset at least monthly. The Independent Valuation Advisor will review and confirm the reasonableness of the Adviser’s monthly valuations, except for REO properties valued by the Independent Valuation Advisor for that particular month. Property valuations are generally estimated using a broker’s price opinion discounted based on the Adviser’s experience with actual liquidation values. Additionally, the REO properties may be valued by an independent appraiser periodically, as determined by the Adviser.
Other Assets
Certain assets (such as short-term receivables) will be valued at cost for the purposes of determining our monthly NAV due to their short-term nature.
Liabilities
The fair market value of any of our liabilities, including debt facilities, will be determined by the Adviser on a monthly basis, which will be used in calculating our NAV. New debt obligations will initially be valued at par, which is expected to represent fair value at that time. Each month thereafter, the Independent Valuation Advisor will review and confirm the reasonableness of the valuations of each liability that will be used in calculating NAV.
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
In addition to our debt obligations, we expect that our liabilities will include the fees payable to the Adviser, and the dealer manager, accounts payable, accrued operating expenses, and other liabilities. Liabilities related to Ongoing Servicing Fees or Distribution Fees will be allocable to classes of our common shares subject to such fees, and will only be included in the NAV calculation for such class. Liabilities related to the management fee and performance fee will be allocable to classes of our common shares subject to such fees and will only be included in the NAV calculation for those classes.
For purposes of calculating our NAV, neither (i) organization and offering expenses paid by the Adviser through the earlier of (a) the date that our aggregate NAV is at least $200 million and (b) the first anniversary of the date on which we first calculate NAV, nor (ii) operating costs and expenses paid by the Adviser, incurred by us during the period through the Operating

Expense Commencement Date (as defined below), are recognized as expenses or as a component of equity and reflected in our NAV until we reimburse the Adviser, as applicable, for these costs.
NAV and NAV Per Share Calculation
Our NAV per share is calculated for each of our share classes by our fund administrator, HedgeServ Corporation. Our Board, including a majority of our independent trustees, may replace our fund administrator with another party, including the Adviser, if it is deemed appropriate to do so. The Adviser is responsible for reviewing and confirming our NAV per share and overseeing the process around the calculation of our NAV per share, in each case, as calculated by our fund administrator.
Each class of our common shares will have an undivided interest in our assets and liabilities, other than class-specific Ongoing Servicing Fees or Distribution Fees, the management fee and the performance fee. In accordance with the valuation guidelines, and based on the NAV determined by the Adviser, our fund administrator will calculate our NAV per share for each class as of the last calendar day of each month. Because Ongoing Servicing Fees or Distribution Fees, the management fee and the performance fee allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our classes of shares may differ.
The monthly NAV for each class of shares is based on the NAVs of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities (including accrued performance fees and the deduction of any Ongoing Servicing Fees or Distribution Fees specifically applicable to such class of shares). At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in monthly NAV may include, without limitation, accruals of our net portfolio income, interest expense, the management fee, the performance fee, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering expenses and any expense reimbursements. Changes in monthly NAV may also include material non-recurring events occurring during the month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.
The operating costs and expenses and organizational and offering expenses which are advanced by the Adviser to be reimbursed by us will not be included in such calculations until reimbursed to the Adviser.
The Adviser advances all our organization and offering expenses through the earlier of (i) the date that our aggregate NAV is at least $200 million and (ii) the first anniversary of the date on which we first calculate NAV, and the Adviser has agreed to advance certain of our operating costs and expenses through the Operating Expense Commencement Date. We will reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months following the end of such advancements. For purposes of calculating our NAV, the organization and offering expenses and operating costs and expenses advanced by the Adviser will not be deducted as an expense until reimbursed by us (however such expenses may be amortized in order to mitigate these effects). After the end of such advancements, we will reimburse the Adviser for any organization and offering expenses and operating costs and expenses that they incur on behalf of us as and when incurred.
Following the aggregation of the NAVs of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities (in each case, as calculated by the Adviser), our fund administrator incorporates any class-specific adjustments to NAV, including additional issuances and repurchases of shares and accruals of class-specific management fees, performance fees and Ongoing Servicing Fees or Distribution Fees. The declaration of distributions will reduce the NAV for each class of our shares in an amount equal to the accrual of our liability to pay any such distribution to our shareholders of record of each class. NAV per share for each class of shares is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

The following table provides a breakdown of the major components of our total NAV, a non GAAP measure, as of December 31, 2025 (amounts in thousands, except share data):

Investments in real estate loans	$264,214
Warehouse repurchase facilities	(207,084)
Cash and cash equivalents	9,901
Due to affiliate	(7,473)
Interest receivable	2,338
Interest payable	(1,038)
Due to adviser	(268)
Other assets	160
Accounts payable and other liabilities	(34)
Management fee payable	(30)
Distribution fees	(30)
NAV	$60,656
Number of Outstanding Shares	3,007,750
The following table reconciles GAAP stockholders’ equity per our consolidated balance sheet to our NAV as of December 31, 2025:

Stockholder's equity	$57,197
Adjustments:
Prepaid share-based compensation	179
Organization expenses advanced by Adviser(1)	2,741
Operating expenses advanced by Adviser(2)	539
NAV	$60,656
(1)This represents the unamortized amount of organization expenses and offering costs advanced by the Adviser. The Adviser had agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees, shareholder servicing fees and distribution fees) through the earlier of (i) the date that our aggregate NAV is at least $200 million and (ii) the first anniversary of the date on which we first calculate NAV. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the date on which the Adviser stops advancing organization and offering expenses per the prior sentence. Thereafter, the Company will reimburse the Adviser for any organization and offering expenses as and when incurred.
(2)This represents the unamortized amount of operating expenses advanced by the Adviser. The Adviser had agreed to advance operating expenses on behalf of the Company through the earlier of (i) the date that our aggregate NAV is at least $200 million and (ii) the first anniversary of the date on which we first calculate NAV. Operating expenses incurred after the first anniversary of the initial closing of our private offering will be paid by the Company and deducted as an expense for NAV as incurred.
The following table provides a breakdown of our total NAV and NAV per share by class, both non GAAP measures, as of December 31, 2025 (amounts in thousands, except share and per share data):

NAV per share	Class J Common Shares	Class E Common Shares	Total
NAV	$57,429	$3,227	$60,656
Number of outstanding shares	2,847,900	159,850	3,007,750
NAV per share	$20.17	$20.19
Distribution Policy
We began declaring monthly distributions as authorized by the Adviser pursuant to authority delegated to it by our Board and began to pay such distributions to shareholders of record on a monthly basis in January 2026. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at the regular corporate rate to the extent that it annually distributes less than 100% of its REIT taxable income. As a result, in order to satisfy the requirements for us to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes and generally not be subject to U.S. federal income and excise tax, we generally intend to make regular monthly distributions of our REIT taxable income to holders of our common shares out of assets legally available therefor. However, any distributions we make are at the discretion of the Adviser pursuant to authority delegated to it by our Board, considering factors such as our earnings, cash flow, capital needs, general financial condition, maintenance of our REIT qualification, and any requirements of Maryland law. As a result, our distribution rates and payment frequency may vary from time to time. As of December 31, 2025, we had not yet declared or paid a distribution to shareholders.
Unregistered Sales of Equity Securities
Initial Capitalization
We were capitalized on September 12, 2025 through the purchase by Rithm Perpetual Life Residential Investor LLC, an affiliate of the Sponsor (the “Rithm Investor”), from us of an aggregate of 100 common shares for an aggregate purchase of price of $2,000 and at a price per share equal to $20.00 (our “Initial Capitalization”). These shares were issued and sold in reliance upon the available exemptions from the registration requirements of Section 4(a)(2) of the Securities Act. Such shares issued in the Initial Capitalization were converted to Class E shares in December 2025.
Private Offering and Sponsor Investment
In connection with our Private Offering, on December 1, 2025, the Company sold an aggregate of 2,997,900 common shares (the “Shares”) for aggregate consideration of approximately $60.5 million. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.
The following table details the Shares sold through December 31, 2025:

Title of Securities	Number of Shares Sold		Aggregate Consideration
Class J Shares	2,847,900		$57,458,160	(1)
Class E Shares	150,000	(2)	$3,000,000	(2)
(1)Includes upfront selling commission of $500,160.
(2)In order to facilitate the origination or acquisition of our initial investments, the Sponsor (or an affiliate) has agreed to purchase (in one or more purchases) the lesser of (i) 5% of our total NAV and (ii) $20 million of Class E shares at a price per share equal to the most recently determined NAV of Class E shares or, if a NAV has yet to be calculated, then at a price of $20.00 per Class E share (the “Sponsor Investment”). As part of the Sponsor Investment, on December 1, 2025, the Company issued an aggregate of 150,000 Class E shares to the Rithm Investor at a price per share of $20.00 for aggregate consideration of $3.0 million.
Independent Trustee Compensation
On December 1, 2025 (the “Grant Date”), as a portion of the annual compensation of the independent trustees, the Company granted each independent trustee an award of 3,250 restricted Class E shares, and, accordingly, an aggregate of 9,750 restricted Class E shares were issued on the Grant Date. Each award vests on the one-year anniversary of the Grant Date, subject to the recipient's continued service as a trustee through the vesting date. The shares were issued in reliance upon the available exemption from the registration requirements of Section 4(a)(2) of the Securities Act.
Share Repurchase Plan
Under the Company’s share repurchase plan, shareholders may request on a monthly basis that we repurchase all or any portion of their shares. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in the Company’s discretion. In addition, the Company’s ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each month. Under the Company’s share repurchase plan, to the extent the Company chooses to repurchase shares in any particular month, it will only repurchase shares as of the opening of the last business day of that month (each such date, a “Repurchase Date”). Notwithstanding the foregoing, shareholders of Class J shares have agreed not to submit their Class J shares for repurchase until the date that is two years from the date of purchase of the applicable Class J shares.
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
During the year ended December 31, 2025, no common shares were repurchased pursuant to the Company’s share repurchase plan.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under “Part I. Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Overview
We are a Maryland statutory trust formed on July 31, 2025. We are externally managed by the Adviser, an affiliate of the Sponsor. Our investment strategy is to invest primarily in North America in asset-based finance opportunities. We intend to initially focus on RTLs and NQMs and to also invest across a range of other assets and investment types, including, but not limited to, investments in new origination loans, including NQMs, scratch-and-dent loans, NPLs and RPLs, CES loans, MH loans, SRTs/CRTs, consumer loans, equity and other securities, including CLO Securities and other collateralized products, and other opportunistic credit investments, in each case subject to compliance with the applicable REIT tax requirements and the applicable provisions of the Investment Company Act. Such investments may take the form of debt securities, warrants, options, other derivative instruments and other asset types, including equity-linked securities and, on an opportunistic basis, equity securities.
Our primary investment objectives are to:
•provide shareholders current income in the form of regular, stable cash distributions;
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
We may not achieve our investment objectives. See “Part I. Item 1A. Risk Factors.”
We are structured as a privately placed, non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-K, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our subsidiaries. We intend to elect and qualify as a REIT under the Code for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2025.
As such, we will generally not be subject to U.S. federal corporate income tax on that portion of our REIT taxable income that is distributed to shareholders if we distribute at least 90% of our REIT taxable income to our shareholders by prescribed dates and comply with various other requirements.
Our Board at all times has oversight responsibility for governance, financial controls, compliance and disclosure with respect to us. Pursuant to the Management Agreement, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board. However, the Adviser is at all times subject to supervision, direction and management through our Board and will have only such functions and authority as our Board delegates to it.
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from investments in our target assets, other than those referred to in this Form 10-K and those discussed under “Part I. Item 1A. Risk Factors.”
2025 Highlights
Fundraising
•In connection with our Private Offering, on December 1, 2025, the Company sold an aggregate of 2,997,900 Shares for aggregate consideration of approximately $60.5 million. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder. The 2,997,900 common shares consisted of (i) 2,847,900 Class J shares sold for an aggregate consideration of approximately $57.5 million (inclusive of upfront selling commissions of $0.5 million) and (ii) as part of the Sponsor Investment, 150,000 Class E shares sold for an aggregate consideration of $3.0 million.
Investments
•On December 1, 2025, the Company purchased $175.7 million of RTLs including $1.2 million of accrued interest. The purchase of the RTLs was financed with a borrowing of $135.2 million under the RTL-C Repurchase Agreement (as defined below).
•On December 1, 2025, the Company purchased $90.7 million of NQMs including $0.9 million of accrued interest. The purchase of the NQMs was financed with a borrowing of $71.9 million under the TRS-W Repurchase Agreement (as defined below).
Financings
•On November 24, 2025, the Company entered into a Master Repurchase Agreement (the “RTL-C Repurchase Agreement”) with Churchill MRA Funding I LLC (“Churchill”), to finance the purchase of RTLs and similar loans. The agreement provides for up to $500 million of financing capacity.
•On November 24, 2025, the Company entered into a Master Repurchase Agreement (the “TRS-W Repurchase Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), to finance the purchase of RTLs and non-qualified mortgage loans (“NQM” loans). The agreement provides for up to $500 million of financing capacity.
Subsequent Event Highlights
Capital Raise Activity
Since January 1, 2026, the Company issued the following shares, including shares issued under the Company's distribution reinvestment plan:

	Number of Shares Issued	Gross Proceeds
Class J Shares	2,432,379	$48,987,583
Class E Shares	67,738	1,358,765
Total	2,500,117	$50,346,348
Distributions
Since January 1, 2026, the Company issued the following distributions per share:

Declaration Date	Record Date	Class J Shares	Class E Shares	Payment Date
January 30, 2026	January 30, 2026	$0.1700	$0.1700	February 20, 2026
February 27, 2026	February 27, 2026	$0.1700	$0.1700	March 20, 2026

Investment Portfolio
Summary of Portfolio
The following table summarizes RTLs, at fair value on the consolidated balance sheet by loan type:

	Carrying Value	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Asset Yield	Weighted Average Original Life (Months)	Weighted Average Loan Balance to Value/After Repaired Value(1)
December 31, 2025
Construction	$50,879	28.8%	26	22.4%	8.2%	10	63.4%
Bridge	94,728	53.7%	51	44.0%	8.0%	10	66.1%
Renovation	30,977	17.5%	39	33.6%	7.8%	10	68.2%
	$176,584	100.0%	116	100.0%	8.0%	10	65.7%
(1)Bridge loans use weighted average loan balance. Construction and renovation loans use weighted average loan to after repaired value.
The following table summarizes residential mortgage loans, at fair value on the consolidated balance sheet by loan type:

	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)
December 31, 2025
NQMs	$87,630	172	6.0%	5.3
Key Components of Our Results from Operations
Our net income is primarily generated from interest income less financing, servicing costs and management fees. Changes in various factors such as market interest rates, prepayment speeds, servicing costs, and credit quality could impact the amount of interest income earned during the quarter. Prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Additionally, changes in these inputs along with other factors such as delinquency rates and recapture rates may significantly impact the fair value of our investments and therefore, our earnings. Our operating results may also be affected by credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose mortgage loans underlie the RTL or NQM assets in our portfolio.
Management Fees
Pursuant to the Management Agreement, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board. However, the Adviser is at all times subject to supervision, direction and management through our Board and will have only such functions and authority as our Board delegates to it. As discussed in Note 9 “Related Party Transactions” to our audited consolidated financial statements included in this Annual Report on Form 10-K as of and for the period ended December 31, 2025, certain of our affiliates, including the Adviser, will receive fees and compensation in connection with the offering and ongoing management of our assets.
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
•determining valuations for our assets and liabilities and calculating our NAV;
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
Results of Operations
For the period from July 31, 2025 (inception) through December 31, 2025:
•Revenues totaled $1.9 million and consisted of interest income from RTLs and NQMs.
•Organization costs were $2.7 million related to our organization and offering expenses incurred by the Adviser on our behalf. Such costs became our liability on December 1, 2025, the date of the initial closing of our continuous Private Offering.
•General and administrative expenses were approximately $0.7 million.
•Interest expenses were $1.0 million, related to borrowings on secured financings.

•Financing fees were approximately $0.3 million.
•Management fees were approximately $29.9 thousand.
Financial Condition
Investment Activities
•On December 1, 2025, the Company purchased $175.7 million of RTLs including $1.2 million of accrued interest. The purchase of the RTLs was financed with a borrowing of $135.2 million under the RTL-C Repurchase Agreement.
•On December 1, 2025, the Company purchased $90.7 million of NQMs including $0.9 million of accrued interest. The purchase of the NQMs was financed with a borrowing of $71.9 million under the TRS-W Repurchase Agreement.
Liquidity and Capital Resources
Liquidity
We believe we have sufficient liquidity to operate our business, with $0.6 million of immediate liquidity as of December 31, 2025, which is comprised of cash and cash equivalents. Aside from cash flows from operations, we obtain incremental liquidity through the sale of our common shares.
We expect to generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) existing borrowing facilities and any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may also generate incremental liquidity through the sale of our loan investment assets.
Our primary uses of cash will be for (i) the acquisition of our target assets in accordance with our investment guidelines, (ii) the cost of operations (including the management fee and performance fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan, and (v) cash distributions (if any) to the holders of our shares to the extent authorized and declared.
Capital Resources
Repurchase Agreement Facilities
On November 24, 2025, the Company entered into the RTL-C Repurchase Agreement with Churchill to finance the purchase of RTLs and similar loans as more particularly described in the RTL-C Repurchase Agreement. The RTL-C Repurchase Agreement provides for up to $500 million of financing capacity (the “RTL-C Facility”).
Advances under the RTL-C Repurchase Agreement accrue interest at a per annum rate based on Term SOFR plus a pricing spread (as defined in the RTL-C Repurchase Agreement). The maturity date of the RTL-C Facility is any date on which the Funding Period (as defined in the RTL-C Repurchase Agreement) has expired and no transactions are then outstanding or six months after the date on which the Funding Period has expired. Churchill may end the “Funding Period” on 180 days’ notice.
In connection with the RTL-C Repurchase Agreement, the Company provided a Guaranty (the “RTL-C Guaranty”), under which the Company provides guarantees for losses for certain “bad acts.” The RTL-C Guaranty may become full recourse to the Company upon the occurrence of certain events as described in the RTL-C Guaranty.
On November 24, 2025, the Company entered into the TRS-W Repurchase Agreement with Wells Fargo to finance the purchase of RTLs and NQMs as more particularly described in the TRS-W Repurchase Agreement. The TRS-W Repurchase Agreement provides for up to $500 million of financing capacity (the “TRS-W Facility”).
Advances under the TRS-W Repurchase Agreement accrue interest at a per annum rate based on an index approximating the behavior of Term SOFR plus a pricing spread (as defined in the TRS-W Repurchase Agreement). The maturity date of the TRS-W Facility is November 24, 2028.
In connection with the TRS-W Repurchase Agreement, the Company provided a Guaranty (the “TRS-W Guaranty”), under which the Company provides guarantees for losses for certain “bad acts.” The TRS-W Guaranty may become full recourse to the Company upon the occurrence of certain events as described in the TRS-W Guaranty.

The RTL-C Repurchase Agreement, TRS-W Repurchase Agreement, RTL-C Guaranty and TRS-W Guaranty contain representations, warranties, covenants, events of default and indemnities that are customary for agreements of their type.
As of December 31, 2025, we had outstanding indebtedness of $207.1 million, all of which was incurred under the RTL-C Facility and TRS-W Facility.
Sponsor Investment and Private Offering
In order to facilitate the origination or acquisition of our initial investments, the Sponsor (or an affiliate) has agreed to purchase (in one or more purchases) the lesser of (i) 5% of our total NAV and (ii) $20 million of Class E shares at a price per share equal to the most recently determined NAV of Class E shares or, if a NAV has yet to be calculated, then at a price of $20.00 per Class E share. We refer to this investment as the “Sponsor Investment.”
During the period ended December 31, 2025, in connection with our Private Offering, the Company has sold an aggregate of 2,997,900 Shares for aggregate consideration of approximately $60.5 million. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder. The 2,997,900 common shares consisted of (i) 2,847,900 Class J shares sold for an aggregate consideration of approximately $57.5 million (inclusive of upfront selling commissions of $0.5 million) and (ii) as part of the Sponsor Investment, 150,000 Class E shares sold for an aggregate consideration of $3.0 million.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

December 31, 2025
Cash flows used in operating activities	$(934)
Cash flows used in investing activities	(258,465)
Cash flows provided by financing activities	267,044
Net Increase in Cash and Cash Equivalents and Restricted Cash	$7,645
Cash flows used in operating activities were $0.9 million and were primarily driven by costs related to setting up facilities and funding of our first pool of investments.
Cash flows used in investing activities were $258.5 million and were related to purchases of acquired RTLs and NQMs.
Cash flows provided by financing activities were $267.0 million and were related to borrowings under the secured financings of $207.0 million and new subscriptions of $60.0 million.
Critical Accounting Estimates
Critical accounting estimates are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2 to our consolidated financial statements included in this report for a description of our accounting policies.
We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Set forth below is a summary of what we believe to be our most critical accounting policies and estimates.
The Company has elected the fair value option for certain financial assets and liabilities including RTLs, NQMs and liabilities associated with borrowing facilities. There financial assets and liabilities for which the Company has elected the fair value option are recorded as residential transition loans, at fair value, residential mortgage loans, at fair value and secured financings, at fair value on the consolidated balance sheet. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common shares.

The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s consolidated balance sheet from those instruments using another accounting method.
The Company’s fair value option elections will be made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments (“ASC 825”) that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the consolidated statement of operations within other revenue. In the cases of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense on the consolidated statement of operations within financing fees. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.
Recent Accounting Developments
See Note 2 of our consolidated financial statements in this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
The following table aggregates our contractual obligations and commitments with payments due subsequent to December 31, 2025:

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Indebtedness (See Note 5)	$207,084	$207,084	$—	$—	$—
Total	$207,084	$207,084	$—	$—	$—
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required under this item.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Trustees of Rithm Perpetual Life Residential Trust.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Rithm Perpetual Life Residential Trust (the Company) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period July 31, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the period July 31, 2025 (inception) through December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, not were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2025.

New York, New York
March 6, 2026

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
CONSOLIDATED BALANCE SHEET
(dollars in thousands, except share and per share data)

December 31, 2025
Assets
Residential transition loans, at fair value	$176,584
Residential mortgage loans, at fair value	87,630
Cash and cash equivalents	638
Restricted cash	7,007
Accounts receivable and other assets	4,594
Total Assets	$276,453
Liabilities and Stockholders' Equity
Liabilities
Secured financings, at fair value	$207,084
Due to related parties	11,134
Accounts payable and other liabilities	1,038
Total Liabilities	219,256
Commitments and Contingencies (Note 11)
Stockholders' Equity
Common shares, Class J shares, par value $0.01 per share; 2,847,900 shares issued and outstanding	28
Common shares, Class E shares, par value $0.01 per share; 159,850 shares issued and outstanding	2
Additional paid-in capital	59,916
Accumulated deficit	(2,749)
Total Stockholders' Equity	57,197
Total Liabilities and Stockholders' Equity	$276,453
See notes to consolidated financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
CONSOLIDATED STATEMENT OF OPERATIONS
(dollars in thousands, except share and per share data)

Period from July 31, 2025 through December 31, 2025
Revenues
Interest income	$1,850
Total Revenues	1,850
Expenses
Interest expense	(1,038)
General and administrative expenses	(732)
Organization costs	(2,740)
Management fees	(30)
Financing fees	(268)
Total Expenses	(4,808)
Other Income (Loss)
Realized and unrealized gain on residential transition loans, at fair value	209
Total Other Income	209
Net Loss and Comprehensive Loss	$(2,749)

Net Loss per Class of Common Stock
Class J basic and diluted	$(2,605)
Class E basic and diluted	$(144)
Net Loss per Share of Common Stock
Class J basic and diluted	$(0.91)
Class E basic and diluted	$(0.96)
Weighted Average Number of Shares of Common Stock Outstanding
Class J basic and diluted	2,847,900
Class E basic and diluted	150,100
See notes to consolidated financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except share data)

	Common Shares
	Class J Shares	Class E Shares	Class J Par Value	Class E Par Value	Additional Paid - in Capital	Accumulated Deficit	Total Stockholder's Equity
Balance at July 31, 2025 (inception)	—	—	$—	$—	$—	$—	$—
Common stock issued	2,847,900	159,850	28	2	59,930	—	59,960
Offering costs	—	—	—	—	(30)	—	(30)
Share-based compensation	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	(2,749)	(2,749)
Balance at December 31, 2025	2,847,900	159,850	$28	$2	$59,916	$(2,749)	$57,197
See notes to consolidated financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

For the period July 31, 2025 through December 31, 2025
Cash Flows From Operating Activities
Net loss	$(2,749)
Adjustments to Reconcile Net Loss to Net Cash from Operating Activities:
Realized and unrealized gain on residential transition loans, at fair value	(209)
Share-based compensation	16
Changes in Assets and Liabilities:
Accounts receivable and other assets	(2,347)
Accounts payable and other liabilities	1,038
Due to related parties	3,317
Net cash used in operating activities	(934)

Cash Flows From Investing Activities
Residential transition loan acquisition and funding activities	(174,429)
Residential mortgage loan acquisition and funding activities	(89,877)
Residential transition loan paydowns	5,841
Net cash used in investing activities	(258,465)

Cash Flows From Financing Activities
Borrowings under secured financings	207,084
Proceeds from issuance of common stock	59,960
Net cash provided by financing activities	267,044
Net increase in cash and cash equivalents and restricted cash	7,645
Cash and cash equivalents and restricted cash, beginning of period	—
Cash and cash equivalents and restricted cash, end of period	$7,645

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$638
Restricted cash	7,007
Total Cash and Cash Equivalents and Restricted Cash	$7,645

Supplemental Schedule of Non-Cash Investing and Financing Activities
Issuance of restricted Class E shares	$195
See notes to consolidated financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)

1. ORGANIZATION
Rithm Perpetual Life Residential Trust (the “Company”) was formed on July 31, 2025 as a Maryland statutory trust and intends to elect and qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2025. The Company’s sponsor is Rithm Capital Corp. (“Rithm” or the “Sponsor”). RCM GA Manager LLC (the “Adviser”), an affiliate of Rithm, serves as the external adviser to the Company pursuant to the advisory agreement between the Company and the Adviser (the “Management Agreement”). The Company will become a “publicly offered REIT” upon filing of its 2025 federal tax return.
The Company’s investment strategy is to invest primarily in North America in asset-based finance opportunities. The Company intends to initially focus on residential transition loans (“RTLs”), which are generally short-term loans to finance a property's acquisition or rehabilitation, and non-qualified mortgage loans (“NQMs”) and to also invest across a range of other assets and investment types, including, but not limited to, investments in scratch-and-dent loans which are loans that have become ineligible for sale to government-sponsored entities, non-performing loans and reperforming loans, closed-end second loans, manufactured housing loans, synthetic and/or credit risk transfers, consumer loans, equity and other securities, including collateralized loan obligation securities and other collateralized products and other opportunistic credit investments, in each case subject to compliance with the applicable REIT tax requirements and the applicable provisions of the U.S. Investment Company Act of 1940, as amended and the rules thereunder. Such investments may take the form of debt securities, warrants, options, other derivative instruments and other asset types, including equity-linked securities and, on an opportunistic basis, equity securities.
In December 2025, the Company launched a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) (such private placement offering, the “Private Offering”). The Company sells shares monthly in the Private Offering at a price generally equal to the prior month's net asset value (“NAV”) per share as determined pursuant to the valuation guidelines adopted by the Company's board of trustees (the “Board”), plus applicable fees and commissions. NAV is not a measure used under accounting principles generally accepted in the U.S. (“GAAP”), and the valuation of and certain adjustments to the Company's assets and liabilities used in the determination of NAV will differ from GAAP. The Company's Class S, Class T, Class D and Class I shares (each as defined in Note 8) are generally available for issuance in the Private Offering. Class J and Class J-2 shares (each as defined in Note 8) are available through a third-party distribution partner. Class E shares are only expected to be held by the Adviser, its personnel and its affiliates.
On September 12, 2025 (date of initial capitalization), Rithm Perpetual Life Residential Investor LLC, an affiliate of the Sponsor, invested an aggregate of $2,000 to capitalize the Company, for 100 common shares, par value $0.01 per share, of the Company. On December 1, 2025, the 100 common shares were converted into Class E shares.
2. SIGNIFICANT ACCOUNTING POLICIES
The Company believes the following significant accounting policies, among others, affect its significant estimates and assumptions used in the preparation of the consolidated financial statements.
Basis of Accounting — The accompanying consolidated financial statements have been prepared in accordance with GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated. The Company consolidates entities classified as a variable interest entity (“VIE”) in which it is determined to be the primary beneficiary.
Use of Estimates — The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Management believes that estimates utilized in the preparation of the consolidated financial statements are reasonable. The most critical estimates include those related to fair value measurements of the Company’s assets and liabilities. Actual results could differ from those estimates, and such differences could be material.
Risks and Uncertainties — In the normal course of its business, the Company primarily encounters two significant types of economic risk: credit risk and market risk. Credit risk is the risk of default on the Company’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)
in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying the Company’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories and other information, the Company believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of the Company’s assets are dependent on its servicers’ and subservicers’ abilities to perform their servicing obligations with respect to the RTLs and NQMs.
Consolidation — The Company consolidates entities in which the Company has a controlling financial interest. The Company evaluates whether it holds a variable interest in an entity and whether that entity is a VIE. The Company consolidates a VIE when it is the primary beneficiary, meaning it has (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant. When the VIE is consolidated, the Company includes 100% of the VIE’s assets, liabilities, revenues, expenses, and gains and losses within the corresponding line items of the consolidated financial statements. The Company continuously reassesses whether it should consolidate a VIE.
Cash and Cash Equivalents and Restricted Cash — Cash and cash equivalents includes cash maintained in one or more custodian bank accounts. The Company considers all highly liquid short term investments with maturities of 90 days or less when purchased to be cash equivalents. As of December 31, 2025, there was $7.0 million of restricted cash. Restricted cash consists of cash balances subject to contractual or legal restrictions on use. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.
Residential Transition Loans and Residential Mortgage Loans — The Company’s loan portfolio primarily consists of RTLs and residential mortgage loans, specifically, NQMs.
The Company has elected to apply the fair value option for all RTLs and residential mortgage loans. The fair value option provides an election which allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis. The Company elected the fair value option for these loans to better align reported results with the underlying economic changes in value of the loans on the Company’s consolidated balance sheet. Furthermore, as a result of the election to apply the fair value option, these loans are not subject to an allowance for credit losses under the current expected credit losses (“CECL”) impairment model. The Company reports the change in the fair value of RTLs and NQMs within realized and unrealized gain (loss) on residential transition loans, at fair value and realized and unrealized gain (loss) on residential mortgage loans, at fair value, respectively, in the consolidated statement of operations.
RTLs include construction holdback and interest reserve when funded on the consolidated balance sheet. The construction holdback represents amounts withheld from the funding of construction loans and released as the project progresses. The interest reserve represents amounts withheld from the funding of certain mortgage loans in order to satisfy monthly interest payments for all or part of the term of the related loan. Accrued interest is paid out of the interest reserve and recognized as interest income on a monthly basis.
RTLs can be placed in contractual default status for (i) an interest payment that is more than 30 days past due or sooner, if collection is considered doubtful, (ii) a loan that matures and the borrower fails to make payment of all amounts owed or extend the loan or (iii) the collateral that becomes impaired in such a way that the ultimate collection of the loan receivable is doubtful. The accrual of interest income is suspended when a loan is in contractual default unless the interest is paid in cash or collectability of all amounts due is reasonably assured. In addition, in certain instances, where the interest reserve on a current loan has been fully depleted and the interest payment is not expected to be collected from the borrower, the Company may place a current loan on non-accrual status and recognize interest income on a cash basis. Interest previously accrued may be reversed at that time, and such reversal is offset against interest income. The accrual of interest income resumes only when the suspended loan becomes contractually current or a credit analysis supports the ability to collect in accordance with the terms of the loan. In addition to interest income, the Company may generate loan fee income, including loan origination fees, loan renewal fees and inspection fees.
The Company may earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks. Loans are generally only renewed or extended if the loan is not in default and satisfies the Company’s underwriting criteria. Loan fee income is recorded as interest

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)
income at origination or amendment given the Company’s election of the fair value option. Both interest and loan fee income earned on mortgage loans is presented in interest income in the consolidated statement of operations.
Fair value of residential mortgage loans is generally determined using a market approach by utilizing either (i) the fair value of securities backed by similar residential mortgage loans, adjusted for certain factors to approximate the fair value of a whole residential mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics.
Interest income on residential mortgage loans is accrued based on the unpaid principal balance (“UPB”) and the contractual interest rate. Interest earned on mortgage loans are reported in interest income in the consolidated statement of operations. If it’s probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement, or if the loan becomes 90 days delinquent, the Company will reverse all prior accrued and unpaid interest on such mortgage loan. The Company will return loans to accrual status only when it reinstates the loan and there is no significant uncertainty as to collectability.
Secured Financings — The Company finances portions of its residential transition loan and non-qualified mortgage loan portfolios through secured borrowing arrangements, including repurchase agreements and warehouse credit facilities entered into by the VIEs. Under these arrangements, the Company pledges mortgage loans and/or related trust interests evidenced by trust certificates (with legal title to the underlying mortgage loans held by a trustee on behalf of the related trust) as collateral to the financing counterparty; the trust may also provide a guaranty in connection with certain arrangements.
These arrangements are accounted for as secured financings whereas the pledged assets remain on the consolidated balance sheet and the proceeds received are recorded as a secured borrowing. Interest expense is recognized over the term of the borrowing including any contractual price differential, and the arrangements are typically subject to margin maintenance provisions that may require the Company to post additional collateral or cash. The Company has elected to apply the fair value option for all secured financings. Borrowings under these secured financing arrangements generally bear interest at floating rates (benchmark rate plus a contractual spread) and, because the borrowings are typically short-term and reprice frequently, the Company believes the carrying value of the secured borrowings approximates fair value as of the reporting date.
Share-based Compensation — The Company records all equity-based incentive grants to non-employee members of the Board based on their fair values determined on the date of grant. Stock-based compensation expense, which is included in general and administrative expenses in the consolidated statements of operations, is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding equity awards.
Income Taxes — The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2025. A REIT is subject to several organizational and operational requirements including that it must distribute at least 90% of its REIT taxable income to its shareholders each year. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates.
Earnings Per Share — The Company computes net income (loss) per common share using the two-class method, as certain unvested restricted stock grants of Class E held by the Company’s independent trustees with nonforfeitable dividend rights qualify as participating securities. Under this method, income available to common stockholders is allocated between common shares and participating securities based on dividends declared and their respective rights to share in undistributed earnings as if all earnings for the period had been distributed. Participating securities are not allocated undistributed net losses, as they have no contractual obligation to share in losses. Basic net income (loss) per share per class of common stock is computed by dividing net income (loss) allocated to each class of common stock by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the impact of potentially dilutive securities outstanding during the period, including unvested share based awards, determined using the treasury stock method. Potential dilutive shares of common stock are excluded from the calculation when their effect is anti-dilutive in the period. Unvested awards subject to service vesting conditions are excluded from basic net income per share until such conditions are satisfied.
Approximately 9,750 unvested shares for the period ended December 31, 2025 were excluded from the basic per share computations as their vesting is contingent upon achievement of a service requirement which had not been met during the period and excluded from the diluted per share computations due to their anti-dilutive effect.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)
Distribution Fees and Shareholder Servicing Fees — The Company pays shareholder servicing fees over time for ongoing services rendered to shareholders by participating broker-dealers or financial intermediaries. These fees are calculated as a percentage of the aggregate NAV of outstanding shares and paid monthly in arrears. Class S and Class T shares are subject to shareholder servicing fees of 0.85% per annum, Class D shares are subject to 0.25% per annum, and Class J and Class J-2 shares are subject to distribution fees of up to 0.625% per annum, capped at 50% of the aggregate of the management and distribution fees attributable to such shares. Class I and Class E shares are not subject to shareholder servicing or distribution fees. Shares acquired through the distribution reinvestment plan are subject to the same ongoing fees as the original share class but are not subject to upfront fees. In certain arrangements, shares may convert into Class I shares if total fees reach agreed-upon thresholds or if broker-dealer eligibility lapses.
Operating Expenses — The Company will pay directly or reimburse the Adviser or its affiliates for costs and expenses the Adviser or its affiliates incur in connection with the services it provides to the Company, including, but not limited to, (i) the actual cost of goods and services used by the Company and obtained from either an affiliate or a non-affiliated person, including fees paid to affiliated service providers, administrators, transfer agents, consultants, attorneys, accountants, tax advisors, technology providers and other services providers, and brokerage fees paid in connection with the origination, acquisition, purchase and sale of its investments, (ii) expenses of managing, operating and disposing of its investments, whether payable to an affiliate or a non-affiliated person, (iii) expenses related to the personnel of the Adviser performing services for the Company other than those who provide investment advisory services to us, (iv) expenses relating to compliance-related matters and regulatory filings relating to its activities and (v) administration fees and expenses, if any, payable under the Management Agreement (including payments based upon its allocable portion of the Adviser’s overhead in performing its obligations under the Management Agreement, including rent and the allocable portion of the cost (including total compensation) of its chief financial officer and chief legal officer, and their respective staffs that assist with the activities covered by the Management Agreement).
The Adviser has agreed to advance certain of the Company's operating costs and expenses, certain costs and expenses incurred pursuant to the Management Agreement, and other expenses incurred on its behalf, through the earlier of (i) the date that its aggregate NAV is at least $200.0 million and (ii) the first anniversary of the date on which the Company first calculates NAV (the “Operating Expense Commencement Date”). The Company will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date. For purposes of calculating the Company's NAV, the operating costs and expenses paid by the Adviser on the Company's behalf through the Operating Expense Commencement Date will not be deducted as an expense until reimbursed by the Company.
After the Operating Expense Commencement Date, the Company will reimburse the Adviser, as applicable, for any operating expenses that it incurs on the Company's behalf as and when incurred. The reimbursements may be paid, at the Adviser’s election, as applicable, in cash or Class E shares, or any combination thereof. As of December 31, 2025, the Adviser and its affiliates have incurred operating expenses on the Company’s behalf of approximately $0.5 million. These operating expenses are presented within due to related parties on the Company’s consolidated balance sheet as of December 31, 2025 and as general and administrative expenses on the Company's consolidated statement of operations. As of December 31, 2025, no reimbursements have been paid to the Adviser.
Organization and Offering Expenses — The Adviser advances all of the Company’s organization and offering expenses through the earlier of (i) the date that the Company’s aggregate NAV is at least $200.0 million and (ii) the first anniversary of the date on which the Company first calculates NAV. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the date on which the Adviser stops advancing organization and offering expenses per the prior sentence. Thereafter, the Company will reimburse the Adviser for any organization and offering expenses as and when incurred. The reimbursements may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof.
Organizational and offering expenses include, without limitation, costs incurred in connection with the Company's formation and offering activities, such as underwriting and placement-related costs, legal, accounting and tax fees, printing and filing fees, marketing and distribution expenses, transfer agent and subscription processing costs, and other out-of-pocket costs related to strutting, organizing and offering the Company's shares. There is no cap on organizational and offering expenses.
As of December 31, 2025, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2.7 million. Such costs became the Company’s liability on December 1, 2025, the date of the initial closing of the Company’s Offering. These organization and offering expenses are presented within due to related parties on the

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)
Company’s consolidated balance sheet as of December 31, 2025, and as organization costs on the Company's consolidated statement of operations.
Recently Adopted Accounting Standards — In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures (Topic 740), which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation, including a tabular rate reconciliation for specified categories and additional information for reconciling items that meet a quantitative threshold. The standard also requires a summary of federal, state and local, and foreign income taxes paid, net of refunds received, as well as separate disclosure of payments made to jurisdictions representing 5% or more of total income taxes paid. This standard became effective for the Company for the period ended December 31, 2025. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards — In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact on its consolidated financial statements upon adoption.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses for current accounts receivable and current contract assets under FASB Accounting Standards Codification 606 - Revenues from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. This ASU is effective for the Company on January 1, 2026, with early adoption permitted. The Company is currently evaluating the potential impact on its consolidated financial statements upon adoption.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements and the applicability of Topic 270. This ASU is effective for the Company on January 1, 2028, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.
The Company is an emerging growth company and has elected not to use the extended transition period for adopting new or revised accounting standards; accordingly, the Company adopts such standards on the effective dates applicable to public companies.
3. INVESTMENTS IN LOANS
Residential Transition Loans
On December 1, 2025, the Company purchased $175.7 million of RTLs including $1.2 million of accrued interest. The purchase of the RTLs was financed with a borrowing of $135.2 million. See Note 5 regarding the financing of RTLs.
The following table summarizes residential transition loans, at fair value by loan type:

	Carrying Value	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Asset Yield	Weighted Average Original Life (Months)	Weighted Average Loan Balance to Value/After Repaired Value(1)
December 31, 2025
Construction	$50,879	28.8%	26	22.4%	8.2%	10	63.4%
Bridge	94,728	53.7%	51	44.0%	8.0%	10	66.1%
Renovation	30,977	17.5%	39	33.6%	7.8%	10	68.2%
	$176,584	100.0%	116	100.0%	8.0%	10	65.7%

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)
(1)Bridge loans use weighted average loan balance. Construction and renovation loans use weighted average loan to after repaired value.
The following table summarizes the activity for the period of residential transition loans, at fair value on the consolidated balance sheet:

Balance at July 31, 2025 (inception)	$—
Acquisition and funding activities	174,429
Construction/interest holdbacks and draws	7,787
Repayments and sales	(5,841)
Fair Value Adjustments due to:
Realization of cash flows(1)	7
Other factors	202
Balance at December 31, 2025	$176,584
(1)Based on the paydown of the underlying RTLs.
The Company is subject to credit risk in connection with its investments in mortgage loans. The two primary components of credit risk are default risk, which is the risk that a borrower fails to make scheduled principal and interest payments, and severity risk, which is the risk of loss upon a borrower’s default on a mortgage loan or other secured or unsecured loan. Severity risk includes the risk of loss of value of the property or other asset, if any, securing the loan, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs.
The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in residential transition loans, at fair value on the consolidated balance sheet:

	December 31, 2025
Days Outstanding	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$175,990	$176,584	$594
90+	—	—	—
Total	$175,990	$176,584	$594
Residential Mortgage Loans
On December 1, 2025, the Company purchased $90.7 million of NQMs including $0.9 million of accrued interest. The purchase of the NQMs was financed with a borrowing of $71.9 million. See Note 5 regarding the financing of residential mortgage loans.
The following table summarizes residential mortgage loans, at fair value by loan type:

	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)
December 31, 2025
NQMs	$87,630	172	6.0%	5.3

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)
The following table summarizes the activity of residential mortgage loans, at fair value on the consolidated balance sheet:

Balance at Balance at July 31, 2025 (inception)	$—
Acquisition and funding activities	89,877
Repayments and sales	(2,247)
Fair Value Adjustments due to:
Realization of cash flows(1)	62
Other factors	(62)
Balance at December 31, 2025	$87,630
(1)Based on the paydown of the underlying NQMs.
The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of residential mortgage loans, at fair value on the consolidated balance sheet:

	December 31, 2025
Days Outstanding	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$85,059	$87,630	$2,571
90+	—	—	—
Total	$85,059	$87,630	$2,571
4. OTHER ASSETS AND OTHER LIABILITIES
The Company's accounts receivable and other assets and accounts payable and other liabilities on the consolidated balance sheet consist of the following:
Accounts Receivable and Other Assets

December 31, 2025
Accrued interest receivable	$2,338
Accounts receivable	2,256
Total Accounts Receivable and Other Assets	$4,594
Accounts Payable and Other Liabilities

December 31, 2025
Interest payable	$1,038
Total Accounts Payable and Other Liabilities	$1,038
5. SECURED FINANCINGS
On November 24, 2025, the Company entered into a Master Repurchase Agreement, with Churchill MRA Funding I LLC (the “RTL-C Repurchase Agreement”), to finance the purchase of RTLs and similar loans. The agreement provides for up to $500.0 million of financing capacity.
On November 24, 2025, the Company entered into a Master Repurchase Agreement, with Wells Fargo Bank, National Association (the “TRS-W Repurchase Agreement”), to finance the purchase of RTLs and NQMs. The agreement provides for up to $500.0 million of financing capacity.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)
The Company’s repurchase financing arrangements do not contain a single stated maturity date. Rather, the agreements provide for an open-ended funding period that continues unless terminated by the counterparties.
The following table summarizes secured financings, at fair value:

	December 31, 2025
						Collateral
Debt Obligations/Collateral	Outstanding Face	Carrying Value / Fair Value	Final Stated Maturity(1)	Rate	Weighted Average Rate	UPB	Fair Value	Weighted Average Life (Years)
Secured Financings:
RTL-C Repurchase Agreement	$135,182	$135,182	Open-ended	SOFR + 2.3%	6.1%	$175,990	$176,584	0.8
TRS-W Repurchase Agreement	71,902	71,902	Open-ended	SOFR + 1.6%	5.4%	85,059	87,630	5.3
Secured Financings, at Fair Value	$207,084	$207,084				$261,049	$264,214
(1)No stated contractual maturity; terminable by either party in accordance with the agreement.
6. FAIR VALUE MEASUREMENTS
Fair value represents the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date (i.e., an exit price). The Company holds a variety of assets and liabilities, certain of which are not publicly traded or that are otherwise illiquid. Significant judgment and estimation go into the assumptions that drive the fair value of these assets and liabilities. Due to the inherent uncertainty of valuations of investments that are determined to be illiquid or do not have readily ascertainable fair values, the estimates of fair value may differ from the values ultimately realized, and those differences can be material.
GAAP establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial assets and liabilities at fair value. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:
Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 — Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
The Company follows this hierarchy for its fair value measurements. The classifications are based on the lowest level of input that is significant to the fair value measurement.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)
The following table presents the carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis as of December 31, 2025. It excludes cash and cash equivalents and other short-term receivables and payables for which the carrying value approximates fair value due to their short term nature and are classified within Level 1.

	Carrying Value / Fair Value	Level 1	Level 2	Level 3
Assets:
RTLs	$176,584	$—	$—	$176,584
NQMs	87,630	—	—	87,630
Total Assets	$264,214	$—	$—	$264,214

Liabilities:
Secured financings	$(207,084)	$—	$(207,084)	$—
Total Liabilities	$(207,084)	$—	$(207,084)	$—
The following table summarizes the changes in the Company’s Level 3 financial assets measured at fair value on a recurring basis for the periods presented:

	RTLs	NQMs	Total
Balance as of July 31, 2025	$—	$—	$—
Acquisition and funding activities	182,216	89,877	272,093
Paydowns	(5,841)	(2,247)	(8,088)
Fair Value Adjustments due to:
Realization of cash flows	7	(62)	(55)
Other factors(1)	202	62	264
Balance as of December 31, 2025	$176,584	$87,630	$264,214
(1)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 assets still held at the reporting date recorded during the period.
Residential Transition Loans
The Company classifies certain RTLs and related financing liability as Level 3 in the fair value hierarchy. Performing RTLs are valued using an income approach through pricing models to forecast cash flows with inputs such as default rates, prepayments speeds and discount rates and may include adjustments based on consensus pricing (broker quotes). There are no non-performing RTLs as of December 31, 2025.
Significant increases (decreases) in default rates, loss severity assumptions or discount rates, in isolation, would result in a significantly lower (higher) fair value measurement. Generally, a change in default rate assumption is accompanied by a directionally similar change in loss severity assumptions.
The following table summarizes certain information regarding the weighted averages of significant inputs (weighted by fair value) used in valuing performing RTLs, at fair value classified as Level 3 as of December 31, 2025:

	Fair Value	Discount Rate	Prepayment Rate	Default Rate	Loss Severity
RTLs	$176,584	8.0%	50.0%	1.3%	25.0%

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)
Residential Mortgage Loans
Residential mortgage loans, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate and credit quality. NQMs are loans that do not meet the qualified mortgage rules per the Consumer Financial Protection Bureau. Residential mortgage loans, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans, (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics, (iv) internal pricing models to forecast loan level cash flows using inputs such as default rates, prepayments speeds and discount rates or (v) consensus pricing (broker quotes) or historical sale transactions for similar loans. As these prices are derived from market observable inputs combined with managements best estimate, the Company classifies these valuations as Level 3 in the fair value hierarchy.
Significant increases (decreases) in prepayment rates, delinquency rates or discount rates, in isolation, would result in a significantly lower (higher) fair value measurement.
The following tables summarize certain information regarding the ranges and weighted averages of significant inputs (weighted by fair value) used in valuing residential mortgage loans, at fair value classified as Level 3 as of December 31, 2025:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	Default Rate	Loss Severity
NQMs	$87,630	5.99%	16.79%	0.39%	0.14%
Secured Financings
The fair value of secured financings is estimated using a discounted cash flow methodology based on observable market interest rates for similar instruments and remaining contractual maturities. Because these instruments bear interest at variable rates that approximate market rates, their fair value generally approximates carrying value. The Company classifies these valuations as Level 2 within the fair value hierarchy.
7. VARIABLE INTEREST ENTITIES
In connection with the Company’s activities, the Company uses certain special-purpose entities and pass-through trust structures, R-Home Pass-Through Parent RTL-C LLC (“RTL VIE”) and R-Home Pass-Through Parent TRS-W LLC (“NQM VIE”), to acquire, hold and finance RTLs and NQMs, respectively. The Company determined these entities are VIEs and concluded it is the primary beneficiary of these trusts as a result of its ability to direct activities that most significantly impact the economic performance and its 100% equity ownership in these trusts. Accordingly, the Company consolidates the RTL VIE and NQM VIE in the consolidated financial statements. As a result, the VIEs' related assets, liabilities and the operating results are included as part of the Company’s consolidated financial statements.
The assets of consolidated VIEs may only be used to settle obligations of these entities. Substantially all obligations of the consolidated VIEs are non-recourse to the Company, except for customary “bad act” indemnities that are protective in nature.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)
The following table summarizes the assets and liabilities of each consolidated VIE:

December 31, 2025	RTLs VIE	NQMs VIE
Assets:
Residential transition loans, at fair value	$176,584	$—
Residential mortgage loans, at fair value	—	87,630
Restricted cash	7,007	—
Accounts receivable and other assets	1,420	3,173
Total Assets	$185,011	$90,803
Liabilities:
Secured financings, at fair value	$135,182	$71,902
Due to (from) related parties	7,898	(425)
Accounts payable and other liabilities	704	334
Total Liabilities	$143,784	$71,811
8. EQUITY
As of December 31, 2025, the Company is authorized to issue an unlimited number of common shares, par value $0.01 per share. In connection with the initial closing of the Private Offering, the Company amended and restated its declaration of trust, which authorizes (i) an unlimited number of common shares of beneficial interest, par value $0.01 per share, including (a) an unlimited common shares classified as Class S common shares, par value $0.01 (“Class S”), (b) an unlimited common shares classified as Class T common shares, par value $0.01 (“Class T”), (c) an unlimited common shares classified as Class D common shares, par value $0.01 (“Class D”), (d) an unlimited common shares classified as Class I common shares, par value $0.01 (“Class I”), (e) an unlimited common shares classified as Class J common shares, par value $0.01 (“Class J”), (f) an unlimited common shares classified as Class J-2 common shares, par value $0.01 (“Class J-2”) and (g) an unlimited common shares classified as Class E common shares, par value $0.01 (“Class E”), and (ii) an unlimited number of shares classified as preferred shares. In September 2025, the Company commenced the continuous Offering of its common shares pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions in which the offering is being made.
In order to facilitate the origination or acquisition of the Company’s initial investments, the Sponsor (or an affiliate) has agreed to purchase (in one or more purchases) the lesser of (i) 5% of the Company’s total NAV and (ii) $20.0 million of Class E shares at a price per share equal to the most recently determined NAV of Class E shares or, if a NAV has yet to be calculated, then at a price of $20.00 per Class E share (the “Sponsor Investment”). On December 1, 2025, in connection with the Private Offering, the Company sold an aggregate of 2,997,900 common shares at a price per share of $20.00 for aggregate consideration of approximately $60.5 million including $0.5 million of Class J selling commissions. The 2,997,900 common shares consisted of (i) 2,847,900 Class J common shares for aggregate consideration of approximately $57.5 million and, (ii) as part of the Sponsor Investment, 150,000 Class E common shares sold for an aggregate consideration of $3.0 million.
The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management and performance fees.
The initial per share purchase price for the Company’s common shares was $20.00 plus any applicable upfront selling commissions / origination fees, upfront dealer manager fees or other similar placement fees payable to broker-dealers, dealer managers or financial intermediaries. After a NAV per share has been calculated, each class of shares is sold at the then-current transaction price for the applicable class, which will generally be the prior month’s NAV per share for such class, plus any applicable upfront selling commissions / origination fees, upfront dealer manager fees or other similar placement fees.
Under the Company’s share repurchase plan, shareholders may request on a monthly basis that the Company repurchase all or any portion of their shares. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in the Company’s discretion. In addition, the Company’s ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each month. Under the Company’s share repurchase plan, to the extent the Company chooses to repurchase shares in any particular month, it will only repurchase shares as of the opening of the last business day of that month

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)
(each such date, a “Repurchase Date”). Notwithstanding the foregoing, shareholders of Class J shares have agreed not to submit their Class J shares for repurchase until the date that is two years from the date of purchase of the applicable Class J shares.
The repurchase price for repurchases will generally be based on the NAV per share of the applicable class as of the last calendar day of the prior month, except that shares tendered for repurchase within the first 12 months of issuance will be repurchased at 95% of the transaction price (an “Early Repurchase Deduction”). The holding period is measured as of the closing date immediately preceding the prospective Repurchase Date. Subject to the Company's ability to meet the applicable REIT tax requirements, the Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death or qualified disability of the holder and in other limited circumstances.
The aggregate NAV of total repurchases of common shares is limited to no more than 2% of the Company’s aggregate NAV per month (measured using the aggregate NAV as of the end of the immediately preceding month) and no more than 5% of the Company’s aggregate NAV per calendar quarter (measured using the aggregate NAV as of the end of the previous calendar quarter). Shares purchased by the Adviser or its affiliates or issued to such parties in lieu of cash in respect of the management fee, the performance fee or as other compensation or as reimbursements of expenses or to the Sponsor for any future commitments to the Company are not subject to these repurchase limitations.
Further, the Board may make exceptions to, modify or suspend the Company’s share repurchase plan if it deems in its reasonable judgment such action to be in the Company’s best interest (including to make exceptions to the repurchase limitations or Early Repurchase Deduction, or repurchase fewer shares than such repurchase limitations).
During the period from July 31, 2025 through December 31, 2025, no common shares were repurchased pursuant to the Company’s share repurchase plan.
9. RELATED PARTY TRANSACTIONS
A party is considered to be related to the Company if the party, directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners, management and trustees, as well as members of their immediate families or any other parties with which the Company may deal if one party to a transaction controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.
The components of due to related parties of the Company on the consolidated balance sheet are as follows:

December 31, 2025
Due to servicer	$7,473
Due to Adviser, net	3,582
Management fee payable	30
Distribution fee payable	30
Trustee fee payable	19
Due to Related Parties	$11,134
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
For the period from July 31, 2025 through December 31, 2025, certain Class J shareholders were charged $0.5 million of selling commissions. These selling commissions were borne by the applicable shareholders and were not expenses of the Company; accordingly, they are not reflected in the Company’s financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)
Management Fee — Until the Company becomes a “publicly offered REIT” for U.S. federal income tax purposes, the Company will pay a management fee equal to 1.25% of NAV per annum (less any Distribution Fees (as defined below)), payable monthly in arrears. After the Company becomes a “publicly offered REIT” for U.S. federal income tax purposes:
•Class S, Class T, Class D, Class I, Class J and Class J-2 shares will pay a management fee equal to 1.25% of NAV per annum (less any Distribution Fees), payable monthly in arrears; and
•The payment of a management fee to the Adviser for the Class E shareholders will be waived by the Adviser; provided that the Adviser may, in its discretion, reinstate management fees of any Class E shareholder who is no longer an employee, officer or director at the Sponsor or its affiliates.
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
Any management fee is calculated and paid to the Adviser on a class-by-class basis, based on the NAV of each applicable class of the Company’s shares. In calculating the Adviser’s management fee, the Company will use the NAV before giving effect to accruals for the management fee, performance fee, ongoing servicing fees payable to a dealer manager, if any (“Ongoing Servicing Fees”), distribution fees payable to a dealer manager, if any (“Distribution Fees”), or distributions payable on the Company’s shares.
All or a portion of the management fee may be paid, at the Adviser’s election, in cash or Class E shares. The Adviser may elect to receive Class E shares primarily for the Company’s cash management purposes and alignment of interest, but may have its shares repurchased from time to time.
For the period from July 31, 2025 through December 31, 2025, the Company incurred approximately $29.9 thousand of Management Fees and $29.9 thousand of Distribution Fees, which are classified as offering expenses on the consolidated statement of changes in stockholder's equity.
Performance Fee — Pursuant to the terms of the Management Agreement, beginning upon the effectiveness of the Company's Registration Statement on Form 10, the Adviser is entitled to earn a performance fee, which is accrued monthly and payable quarterly (or part thereof that the Management Agreement is in effect) in arrears. The performance fee is an amount, not less than zero, equal to 12.5% of Core Earnings (as defined below) for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on adjusted capital (as defined below), equal to 1.25% per quarter (the “hurdle rate”), or an annualized hurdle rate of 5.0%. As a result, the Adviser does not earn a performance fee for any quarter until Core Earnings for such quarter exceeds the hurdle rate of 1.25%.
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
The performance fee may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. Following the effectiveness of the Company's Registration Statement on Form 10, the payment of the performance fee to the Adviser for the holders of Class J shares and Class E shares was waived by the Adviser.
For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of the Company’s Class S, Class T, Class D, Class I and Class J-2 shares (including proceeds from the distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company’s investments paid to the Company’s Class S, Class T, Class D, Class I and Class J-2 shareholders and amounts paid to the Company’s Class S, Class T, Class D, Class I and Class J-2 shareholders for share repurchases pursuant to the Company’s share repurchase plan.
Because the performance fee is calculated based on Core Earnings, the Adviser may be entitled to a performance fee even if shareholders experience a decline in NAV per share in the relevant month.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)
For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to holders of the Company’s Class S, Class T, Class D, Class I and Class J-2 shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees.
For the period from July 31, 2025 through December 31, 2025, no Performance Fees were earned.
Acquisition Expense Reimbursement — The Company reimburses the Adviser for out-of-pocket expenses in connection with the selection, acquisition, origination, financing and management of investments, whether or not such investments are made. The reimbursements may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof.
For the period from July 31, 2025 through December 31, 2025, no acquisition expenses were reimbursed.
Fees or Reimbursements for Other Services — The Sponsor or its affiliated service providers may be retained to provide services to the Company or entities through which investments are held by the Company that would otherwise be performed for the Company or such entities by third parties. Any fees, compensation and costs payable to the Affiliated Service Providers in connection with services provided by such Affiliated Service Providers that (i) do not exceed market rates, as determined by the Adviser to be appropriate under the circumstances or (ii) are approved by a majority of the Company's trustees, including a majority of the Company's independent trustees, will not offset or otherwise reduce the management fee or otherwise be shared with the Company.
For the period from July 31, 2025 through December 31, 2025, $0.2 million of expenses were reimbursed to the Adviser and affiliates of the adviser.
Trustee Compensation — The Company compensates each of its independent trustees with an annual retainer of $130.0 thousand, consisting of $65.0 thousand paid in equal $16.3 thousand quarterly installments in cash or vested Class E shares, or a combination thereof, at the election of the trustee, and $65.0 thousand in the form of an annual grant of restricted Class E shares, which will generally be scheduled to vest one year from the date of grant, subject to the trustee’s continued service through the vesting date. Additionally, the Chair of the Audit Committee receives an additional annual retainer of $15.0 thousand, and the other members of the Audit Committee receive an additional annual retainer of $10.0 thousand, in each case paid in equal quarterly installments in cash or vested Class E shares, or a combination thereof, at the election of the Audit Committee member. The Company does not pay its trustees additional fees for attending Board or committee meetings, but it reimburses each of its trustees for reasonable out-of-pocket expenses incurred in attending Board and committee meetings. The Company's trustees who are affiliated with the Adviser do not receive additional compensation for serving on the Company's Board or committees thereof.
The Company's Board has adopted the Rithm Perpetual Life Residential Trust Independent Trustee Compensation Plan (the “Trustee Plan”), which governs the payment of annual retainers and equity awards to its independent trustees. The Trustee Plan includes an initial share authorization of 500,000 Class E shares and provides for equity awards in the form of restricted share awards. The Company's Board will serve as the administrator of the Trustee Plan.
On December 1, 2025, as a portion of the annual compensation of the independent trustees, the Company granted each independent trustee an award of 3,250 restricted Class E shares with a total grant date fair value of $195.0 thousand, which are scheduled to vest on the one-year anniversary of the grant date.
For the period from July 31, 2025 through December 31, 2025, $35.4 thousand of Trustee Compensation has been recognized.
10. DEPENDENCE ON EXTERNAL ADVISER
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)
11. COMMITMENTS AND CONTINGENCIES
Litigation — The Company is or may become, from time to time, involved in various disputes, litigation and regulatory inquiry and investigation matters that arise in the ordinary course of business. Given the inherent unpredictability of these types of proceedings, it is possible that future adverse outcomes could have a material adverse effect on its business, financial position or results of operations. The Company is not aware of any unasserted claims that it believes are material and probable of assertion where the risk of loss is expected to be reasonably possible.
The Company is, from time to time, subject to inquiries by government entities. The Company currently does not believe any of these inquiries would result in a material adverse effect on the Company’s business.
Indemnifications — In the normal course of business, the Company and its subsidiaries enter into contracts that contain a variety of representations and warranties and that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on its experience, the Company expects the risk of material loss to be remote.
Capital Commitments — As of December 31, 2025, the Company had outstanding capital commitments related to investments in the following investment types:
•Residential Transition Loans — The Company had commitments to fund up to $37.8 million of additional advances on existing mortgage loans as of December 31, 2025. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before the Company funds the commitments.
12. SEGMENT REPORTING
The Company operates through one operating and reportable segment. The Company’s chief operating decision makers (“CODMs”) are its Chief Executive Officer and Chief Financial Officer. The Company concluded that it has a single operating segment, as this reflects how the CODMs allocate resources and assess performance under the Company's “one-firm approach,” which includes operating collaboratively across products with a single expense pool. Net income (loss) is the primary measure of segment operating performance used by the CODMs to evaluate segment results. The Company’s, and therefore the single segment’s, primary source of revenues is interest income generated from the investments in loans. The Company generates all of its revenues in the United States. The significant expense categories that are regularly reviewed by the CODMs are presented in the Company’s consolidated statement of operations and include interest expense.
13. SUBSEQUENT EVENTS
These financial statements include a discussion of material events that have occurred subsequent to December 31, 2025 through the issuance of these financial statements. Events subsequent to that date have not been considered in these financial statements.
Capital Raise Activity
Since January 1, 2026, the Company issued the following shares including shares issued under the Company's distribution reinvestment plan:

	Number of Shares Issued	Gross Proceeds
Class J Shares	2,432,379	$48,988
Class E Shares	67,738	1,359
Total	2,500,117	$50,346

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data)
Distributions
Since January 1, 2026, the Company issued the following distributions per share:

Declaration Date	Record Date	Class J Shares	Class E Shares	Payment Date
January 30, 2026	January 30, 2026	$0.1700	$0.1700	February 20, 2026
February 27, 2026	February 27, 2026	$0.1700	$0.1700	March 20, 2026

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act of 1934), as of the end of the period covered by this Annual Report on Form 10-K was made under the supervision and with the participation of our management, including our CEO and CFO. Based upon this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal controls over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

PART III
Item 10. Trustees, Executive Officers and Corporate Governance
We operate under the direction of our Board. We have retained the Adviser to manage the acquisition and dispositions of our investments, subject to our Board’s supervision. We currently have a five-member board.
Trustees and Executive Officers
Information regarding our trustees and executive officers are set forth below:

Name	Age(1)	Position	Position Held Since
Michael Nierenberg	63	Chief Executive Officer and Co-Chief Investment Officer, Trustee	2025
Charles Sorrentino	52	Co-Chief Investment Officer, Trustee	2025
Nicola Santoro, Jr.	57	Chief Financial Officer and Chief Accounting Officer	2025
David Zeiden	53	Chief Legal Officer and Chief Compliance Officer	2025
Jayme Fagas	64	Independent Trustee	2025
Matthew Whalen	60	Independent Trustee	2025
Lori Okun	59	Independent Trustee	2025
(1)As of December 31, 2025.
Each trustee will serve until his, her or (if the trustee is an entity) its resignation, removal, death, dissolution, termination of legal existence, adjudication of legal incompetence or the election and qualification of his, her or its successor. The address for each of our trustees is c/o 799 Broadway, New York, New York 10003.
Each officer holds office until his or her successor is duly appointed and qualified or until their earlier death, resignation or removal.
Biographical Information
Michael Nierenberg, Chief Executive Officer and Co-Chief Investment Officer, Trustee. Mr. Nierenberg has served as our Chief Executive Officer and Co-Chief Investment Officer and a trustee on our Board since September 2025. Mr. Nierenberg serves as Chief Executive Officer, Chairman of the Board and President of the Sponsor. Mr. Nierenberg has served as chairman of the board of directors of the Sponsor since May 2016. He has worked for the Sponsor since 2013, originally as a Managing Director at FIG LLC, the Sponsor’s prior external manager. Mr. Nierenberg has also served as a member of the board of directors of Rithm Property Trust Inc. since June 2024 and currently serves as Rithm Property Trust Inc.’s Chief Executive Officer, a position he has held since his appointment in June 2024.
Additionally, beginning in January 2025, Mr. Nierenberg has served as the Chairman of the board and a director and, since November 2024, the Chief Executive Officer of Rithm Acquisition Corp., a special purpose acquisition company. From November 2013 until June 2022, Mr. Nierenberg served as a Managing Director at Fortress. From December 2020 until June 2022, Mr. Nierenberg also served as Chief Executive Officer and Chairman of the board of Fortress Capital Acquisition Corp., and, from January 2021 until June 2022, as a member of its audit and compensation committees.
Prior to becoming CEO of the Sponsor, Mr. Nierenberg served as Managing Director and Head of Global Mortgages and Securitized Products at Bank of America Merrill Lynch. Mr. Nierenberg joined Bank of America Merrill Lynch in November 2008 from J.P. Morgan where he was head of Global Securitized Products and a member of the management committee of the investment bank.
Prior to his tenure at J.P. Morgan, Mr. Nierenberg held a range of senior leadership positions during 14 years with Bear Stearns, including member of the Board of Directors, Head of Interest Rate and Foreign Exchange Trading Operations, Co-Head of Structured Products and Co-Head of Mortgage-Backed Securities Trading.
Mr. Nierenberg spent seven years at Lehman Brothers prior to joining Bear Stearns in Lehman Brothers’ adjustable-rate mortgage business.
We believe that Mr. Nierenberg’s knowledge, skill, expertise and experience as described above qualify him as a trustee. Mr. Nierenberg is an Adviser Designee to our Board.

Charles Sorrentino, Co-Chief Investment Officer, Trustee. Mr. Sorrentino has served as our Co-Chief Investment Officer since September 2025 and a trustee on our Board since November 2025. Mr. Sorrentino is a Managing Director at the Sponsor and has worked for the Sponsor since 2015, originally as a Managing Director in the Private Equity division of FIG LLC.
At the Sponsor, Mr. Sorrentino serves as Head of Investments and is responsible for managing all assets under management.
Mr. Sorrentino has over 20 years of experience in capital markets, including 14 years at Bank of America Merrill Lynch in various senior leadership roles, focusing on commercial mortgage, residential mortgage, and asset-backed securities syndicate and trading.
Prior to joining Bank of America Merrill Lynch, Mr. Sorrentino worked at Prudential Securities.
We believe that Mr. Sorrentino’s knowledge, skill, expertise and experience as described above qualify him as a trustee. Mr. Sorrentino is an Adviser Designee to our Board.
Jayme Fagas, Independent Trustee. Ms. Fagas has served as a trustee on our Board since September 2025. From 2009 until her retirement in June 2024, Ms. Fagas held various positions at the London Stock Exchange Group, most recently as the Global Head of Pricing and Valuations from January 2014 until June 2024. In that role, Ms. Fagas led a business unit that provided daily independent pricing on numerous fixed income instruments. Prior to her time at the London Stock Exchange Group, Ms. Fagas held roles at First Boston Corporation, Nomura Securities, Kidder, Peabody & Co. and Bear Stearns where she focused on collateralized mortgage obligations trading.
We believe that Ms. Fagas’ background in the mortgage sector and her years of experience qualify her to serve as a trustee.
Matthew Whalen, Independent Trustee. Mr. Whalen has served as a trustee on our Board since September 2025. Mr. Whalen has extensive experience in the residential mortgage space and in-depth knowledge of the related data and technology needs. Since June 2021, Mr. Whalen has founded MyPursuit, a financial empowerment application that seeks to automate the mortgage and rental application process. Prior to MyPursuit, from 2007 through June 2021, Mr. Whalen was the Co-Founding Partner, Investment Committee Co-Chair and Portfolio Manager at Galton Capital, an asset management and loan trading and financing business. Prior to Galton Capital, Mr. Whalen held various roles at Citibank, Chase Manhattan Mortgage Corporation, J.P. Morgan Securities and Merrill Lynch.
We believe that Mr. Whalen’s experience in the residential mortgage sector qualifies him to serve as a trustee.
Lori Okun, Independent Trustee. Ms. Okun has served as a trustee on our Board and as Chair of the Audit Committee since November 2025. From 1988 until her retirement in June 2025, Ms. Okun held various positions at Ernst & Young LLP, most recently as a Professional Practice Director from 2018 until June 2025. In this role, Ms. Okun supported the teams that provided audit and advisory services to financial institutions. Ms. Okun also served as a Partner at Ernst & Young LLP from 2001 until her retirement in June 2025. Ms. Okun has over 37 years of experience providing auditing and advisory services to financial institutions, which includes auditing public companies and assisting companies with complex financial transactions. Ms. Okun is also a certified public accountant.
We believe that Ms. Okun’s extensive audit experience qualifies her to serve as a trustee.
Nicola Santoro, Jr., Chief Financial Officer and Chief Accounting Officer. Mr. Santoro has served as our Chief Financial Officer and Chief Accounting Officer since September 2025. Mr. Santoro is the Chief Financial Officer and Chief Accounting Officer of the Sponsor. He has worked for the Sponsor since 2015, originally as a Managing Director at FIG LLC. Mr. Santoro has also served as Chief Financial Officer and Chief Accounting Officer of Rithm Property Trust Inc. since June 2024.
Mr. Santoro was employed by FXCM, Inc. from 2012 through 2015, serving as its Chief Accounting Officer. At FXCM, Inc., Mr. Santoro was responsible for directing financial reporting, accounting, tax and financial planning activities.
Mr. Santoro spent the prior seven years at Financial Guaranty Insurance Company, serving as its principal financial officer. Mr. Santoro is a Certified Public Accountant.
David Zeiden, Chief Legal Officer and Chief Compliance Officer. Mr. Zeiden has served as our Chief Legal Officer and Chief Compliance Officer since September 2025. Mr. Zeiden was appointed Chief Legal Officer for the Sponsor on April 30, 2024. Mr. Zeiden previously served as Executive Managing Director, Chief Compliance Officer and Chief Regulatory Counsel for Sculptor, where he oversaw Sculptor’s global compliance program.
Prior to serving as Sculptor’s Chief Compliance Officer, Mr. Zeiden was General Counsel and Chief Operating Officer for Sculptor’s Asia business.

Before joining Sculptor in 2007, Mr. Zeiden spent nearly a decade in private practice in the Corporate Departments at law firms Paul Weiss and Debevoise & Plimpton.
Our executive officers have certain legal duties to us under applicable Maryland law. In addition, although most of the services provided to us by the individuals who are executive officers are in their respective roles as executive officers of the Sponsor, they have certain responsibilities as our executive officers arising from our Declaration of Trust and our bylaws. These responsibilities include executing contracts and other instruments in our name and on our behalf and such other responsibilities as may be prescribed by our Board from time to time.
Our executive officers will act as our agents, execute contracts and other instruments in our name and on our behalf, and in general perform all responsibilities incident to their offices and such other responsibilities as may be prescribed by our Board from time to time. Our officers will devote such portion of their time to our affairs as is required for the performance of their responsibilities, but they are not required to devote all of their time to us.
Our Board
We operate under the direction of our Board. We have retained the Adviser to manage the acquisition and dispositions of our investments, subject to our Board’s supervision.
We currently have a five-member board. Our Declaration of Trust provides that the number of trustees may be increased or decreased only by our Board pursuant to our bylaws. Our bylaws provide that the number of trustees may not be fewer than three nor more than fifteen, unless our Board amends our bylaws. Although our Declaration of Trust does not require a minimum number of independent trustees, our bylaws currently require that the majority of our Board consist of independent trustees. Our Board has determined that Lori Okun, Jayme Fagas and Matthew Whalen are independent trustees, giving us a majority independent Board. Under our Declaration of Trust, a trustee is independent if he, she or it (i) is not an officer or employee of ours, any subsidiary of ours, or of the Sponsor or its affiliates, (ii) has no material relationship with us, as determined by our Board, and (iii) otherwise satisfies the director independence tests provided for in the NYSE Listing Manual Rule 303A.02, as may be amended from time to time. We expect a majority of our Board to continue to consist of independent trustees, except for a period of up to 60 days after the death, removal or resignation or other vacancy of an independent trustee pending the election of a successor independent trustee.
For so long as the Sponsor or its affiliate acts as investment advisor or manager to us, the Adviser has the right to designate a number of trustees for election to our Board, which number will initially be two; provided that if the number of trustees constituting our Board is increased or decreased, the number of Adviser Designees will be increased or decreased proportionately (but, unless our bylaws are amended, in no event will the number of Adviser Designees (i) equal or exceed 50% of the total size of our Board or (ii) be less than one). Our Board must also consult with the Adviser in connection with filling any vacancies created by the removal, resignation, retirement or death of any trustee. Any election by our shareholders or our Board to replace a removed trustee must comply with the terms or our Declaration of Trust and bylaws providing for, as applicable, the Adviser’s exclusive right to designate one or more trustees to serve on our Board, including without limitation as a successor trustee to a removed trustee, and the qualifications applicable to an independent trustee.
Each trustee will serve until his, her or (if the trustee is an entity) its resignation, removal, death, dissolution, termination of legal existence, adjudication of legal incompetence or the election and qualification of his, her or its successor. Although the number of trustees may be increased or decreased, a decrease may not shorten the term of any incumbent trustee. Any trustee may resign at any time or may be removed by the shareholders only for “cause,” and then only upon the affirmative vote of shareholders entitled to cast at least two-thirds of the votes entitled to be cast on such matter. In addition, any trustee may be removed, at any time, but only for “cause” by written instrument, signed by a majority of the trustees. For this purpose, “cause” means, with respect to any particular trustee, conviction of a felony or a final judgment of a court of competent jurisdiction holding that such trustee caused demonstrable, material harm to us through bad faith or active and deliberate dishonesty. A vacancy on our Board for any reason other than removal for “cause” by the shareholders may be filled only by a vote of a majority of the remaining trustees. A vacancy on our Board resulting from removal by the shareholders for “cause” may be filled only by the shareholders. However, if the trustee so removed had been designated to serve on our Board by the Adviser, then the Adviser shall have the exclusive right to designate the successor trustee for election to our Board to replace the removed trustee. Any election by our shareholders or our Board to replace a removed trustee must comply with the terms or our Declaration of Trust and bylaws providing for, as applicable, the Adviser’s exclusive right to designate one or more trustees to serve on our Board, including without limitation as a successor trustee to a removed trustee, and the qualifications applicable to an independent trustee.
Our Board generally meets quarterly or more frequently if necessary. Our trustees are not required to devote all of their time to our business and are only required to devote the time to our business as their duties may require. Consequently, in the exercise of their duties as trustees, our trustees will rely heavily on the Adviser and on information provided by the Adviser. As part of our trustees’ duties, our Board will supervise the relationship between us and the Adviser. Our Board is empowered to approve the payment of compensation to trustees for services rendered to us.
Our Board adopted written policies on investments and borrowings. Our Board may revise these policies or establish further written policies on investments and borrowings and will monitor our administrative procedures, investment operations and performance.
Committees of our Board
Our entire Board is responsible for supervising our business. However, pursuant to our bylaws, our Board may delegate some of its powers to one or more committees as deemed appropriate by our Board, provided that each committee consists of at least a majority of our independent trustees. Members of the committee discussed below have been appointed by our Board.
Audit Committee
The Audit Committee is composed of Lori Okun, Jayme Fagas and Matthew Whalen and operates pursuant to its charter, which was approved by our Board. The charter sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to serve as an independent and objective party to assist our Board in selecting, engaging and discharging our independent accountants, reviewing the plans, scope and results of the audit engagement with our independent accountants, approving professional services provided by our independent accountants (including compensation therefore), reviewing the independence of our independent accountants and reviewing the adequacy of our internal controls over financial reporting.
Each of the members of the Audit Committee meets the independence standards and financial literacy requirements for service on an audit committee of a board of trustees pursuant to the Exchange Act and New York Stock Exchange rules applicable to audit committees and corporate governance. Lori Okun serves as Chair of the Audit Committee and qualifies as the “audit committee financial expert,” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. The SEC has determined that the audit committee financial expert designation does not impose on a person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of our Board in the absence of such designation.
The Audit Committee adopted procedures for the processing of complaints relating to accounting, internal control and auditing matters. The Audit Committee will oversee the review and handling of any complaints submitted pursuant to the forgoing procedures and of any whistleblower complaints.
The Adviser
We are externally managed by the Adviser, an affiliate of the Sponsor. The Adviser is registered with the SEC as an investment adviser pursuant to the Advisers Act.
Under the terms of the Management Agreement, the Adviser is responsible for selecting and acquiring assets on our behalf, evaluating and monitoring our investments and providing day-to-day managerial services to us, subject to the overall supervision of our Board. We or the Adviser may retain other service providers in connection with our operations, including, without limitation, administration, legal and accounting support. The Adviser will seek to leverage the resources of the Sponsor to achieve our investment goals and objectives.
Investment Committee
All investment opportunities are generally approved by the Adviser’s Investment Committee. The Investment Committee includes the individuals named below, as well as selected professionals from our investments team:

Name	Position at Sponsor and/or the Adviser
Michael Nierenberg	Chief Executive Officer, President & Chairman of the Board
Charles Sorrentino	Managing Director, Head of Investments
Varun Wadhawan	Managing Director, Corporate Strategy and Mergers and Acquisitions
Martin Migliara	Managing Director, Investments
Sanjeev Khanna	Managing Director, Capital Markets
Jerome Le Jamtel	Head of Risk
Satish Mansukhani	Managing Director, Investment Strategy
David Zeiden (Observer)	Chief Legal Officer

For information concerning the backgrounds of Messrs. Nierenberg, Sorrentino and Zeiden, see “- Biographical Information” above. For information concerning the background of Varun Wadhawan, Martin Migliara, Sanjeev Khanna, Jerome Le Jamtel, Satish Mansukhani and Peter Smith, see below.
Varun Wadhawan, Investment Committee Member. Mr. Wadhawan is a Managing Director at the Sponsor, where he leads Corporate Strategy and Mergers & Acquisitions and has been instrumental in driving the investment and acquisition of various operating businesses. Mr. Wadhawan has worked for the Sponsor since 2016, originally as a Managing Director in the Private Equity division of Fortress, the Sponsor’s former external manager.
Prior to joining the Sponsor, Mr. Wadhawan spent ten years at Bank of America Merrill Lynch in the Financial Institutions Investment Banking Group where he executed numerous M&A and capital raising transactions. Prior to Bank of America Merrill Lynch, Mr. Wadhawan worked at American Express and KPMG.
Mr. Wadhawan received an M.B.A. from Cornell University, is a member of the Institute of Chartered Accountants of India and holds the Chartered Financial Analyst designation.
Martin Migliara, Investment Committee Member. Mr. Migliara is a Managing Director at the Sponsor and heads the firm’s European office, based in London. He has been with the Sponsor since April 2023.
Prior to joining the Sponsor, Mr. Migliara served as a Managing Director at Bank of America Merrill Lynch in London from 2008 to December 2022, where he ran Global Asset-Based Securities origination and lending, including European Real Estate Structured Finance. He also served on the boards of Mortgages PLC and Wave Lending.
Mr. Migliara began his career at Bear Stearns in 1991 in the Financial Analytics and Structured Transactions (“FAST”) Group, where he eventually led Whole Loan Structuring. In 1999, he moved to Bear Stearns International in London to head the FAST Group in Europe. While at Bear Stearns, Mr. Migliara served on the board of Rooftop Mortgages and helped in building Bearimmo, a French mortgage business.
Mr. Migliara holds a B.A. in Mathematics from Baruch College, City University of New York.
Sanjeev Khanna, Investment Committee Member. Mr. Khanna is a Managing Director at the Sponsor, where he leads the Capital Markets function. He has been with the Sponsor since 2009. He has more than 30 years of experience in the mortgage and consumer finance industries, working with a broad range of participants including servicers of commercial and residential mortgage and consumer loans, asset managers, originators, rating agencies, trustees, accounting firms, lenders, and investors.
Mr. Khanna was previously a Managing Director in the Private Equity division of Fortress, the Sponsor’s former external manager. He joined Fortress in 2009, prior to which Mr. Khanna spent over twenty years at Morgan Stanley, holding various leadership roles within the structured finance, fixed income, and capital markets groups.
Mr. Khanna holds a B.S. in Industrial Engineering from Columbia University.
Jerome Le Jamtel, Investment Committee Member. Mr. Le Jamtel serves as the Head of Risk at the Sponsor. He has been with the Sponsor since 2023. Mr. Le Jamtel is responsible for all risk policies, monitoring and controls at the Sponsor and its operating companies, including Newrez and Genesis, and works closely with the Capital Markets team to manage risk across the entire Rithm enterprise.
Prior to joining the Sponsor, Mr. Le Jamtel served for nine years as Chief Risk Officer, and Head of Risk, Legal, Compliance, and Regulatory Affairs for the Americas at Natixis. Mr. Le Jamtel was a member of the Executive Committee, including all key governance committees of the firm. Mr. Le Jamtel has over 34 years of experience in overseeing U.S. and international credit businesses, securitized products, structured finance, asset finance and a wide range of capital market products in Asia, Europe and the Americas.
Mr. Le Jamtel graduated from Ecole Superieure de Commerce de Paris and Ecole Centrale Paris. He is a FINRA Registered Principal with certifications including Series 7, 63, 79, and 24.
Satish Mansukhani, Investment Committee Member. Mr. Mansukhani is a Managing Director leading Investment Strategy at the Sponsor. In this role, Mr. Mansukhani generates thought leadership across public markets, the economy, the Sponsor’s products and offerings channeled towards developing the ABF sector.
Prior to joining the Sponsor in 2023, Mr. Mansukhani was a was a well-recognized and perennial award-winning Institutional Investor Global Fixed Income Research ranked analyst and strategist, known for advising asset managers and developing state-of-the-art methodologies and analytics to enable or refine their investment decision making.

Mr. Mansukhani holds an M.B.A. from the Texas McCombs School of Business and a Bachelor of Engineering from the University of Mumbai.
Code of Business Conduct and Ethics
We adopted a Code of Business Conduct and Ethics that applies to all of our trustees, officers and employees (if any), and to all of the officers and employees (including temporary employees) of the Adviser, including our principal executive officer, principal accounting officer or controller, and any other individual designated by our Chief Legal Officer or our Chief Compliance Officer. Our Code of Business Conduct and Ethics, as it relates to those also covered by the Adviser’s policies and procedures, operates in conjunction with, and in addition to, the Adviser’s policies and procedures. Our Code of Business Conduct and Ethics is designed to comply with SEC regulations relating to codes of conduct and ethics.
Corporate Governance Guidelines
We adopted corporate governance guidelines to advance the functioning of our Board and the Audit Committee and to set forth the expectations of our Board as to how it and any committees should perform its and their respective functions.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires executive officers and directors and persons who beneficially own more than 10% of any class of a company’s common shares, to file reports of ownership and changes in ownership with the SEC. To our knowledge, based solely on a review of the copies of reports filed with the SEC and written representations from such persons, we believe that our officers and trustees, and greater than 10% shareholders, have complied in a timely manner with all applicable Section 16(a) filing requirements during the year ended December 31, 2025, except that (i) one Form 3 was filed on December 2, 2025 for Mr. Sorrentino which should have been filed by December 1, 2025, (ii) one Form 3 was filed on December 9, 2025 for Ms. Fagas which should have been filed by December 1, 2025, (iii) one Form 4 was filed on December 9, 2025 for Ms. Fagas which should have been filed by December 3, 2025, (iv) one Form 3 was filed on December 9, 2025 for Mr. Whalen which should have been filed by December 1, 2025 and (v) one Form 4 reporting one transaction, was filed on December 9, 2025 for Mr. Whalen which should have been filed by December 3, 2025.
Item 11. Executive Compensation
Compensation of Executive Officers
We are externally managed and have no employees. Our executive officers serve as officers of the Sponsor and are employees of the Sponsor or one or more of its affiliates and do not receive any cash compensation from us for serving as our executive officers. The Management Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Adviser’s obligations to us under the Management Agreement.
The Adviser makes all decisions relating to the compensation of our executive officers based on factors it deems appropriate, and, except for the compensation of our chief financial officer and chief legal officer, is not able to segregate and identify any portion of the compensation that it awards to our executive officers as relating solely to service performed for us, because the services performed by our executive officers are not performed exclusively for us. The Management Agreement requires us to reimburse the Adviser for our allocable portion of the total compensation, benefits and related expenses (including travel expenses) paid by the Adviser (or its affiliates) to personnel of the Adviser or its affiliates serving as our chief financial officer and chief legal officer.
Furthermore, we do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us.
A description of the Management Agreement, and fees that we pay to the Adviser, is found in “Part III. Item 13. Certain Relationships and Related Transactions, and Director Independence – Management Agreement.”
2025 Summary Compensation
For the year ended December 31, 2025, no compensation was earned by our executive officers. We were formed on July 31, 2025 and, accordingly, did not have executive officers prior to such date.

Compensation of Trustees
We currently do not have a compensation committee of our Board, because we do not directly compensate our executive officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
Trustee Compensation
We compensate each of our independent trustees with an annual retainer of $130,000, consisting of $65,000 paid in equal $16,250 quarterly installments in cash or vested Class E shares, or a combination thereof, at the election of the trustee, and $65,000 in the form of an annual grant of restricted Class E shares, which will generally be scheduled to vest one year from the date of grant, subject to the trustee’s continued service through the vesting date. Additionally, the Chair of the Audit Committee receives an additional annual retainer of $15,000, and the other members of the Audit Committee receive an additional annual retainer of $10,000, in each case paid in equal quarterly installments in cash or vested Class E shares, or a combination thereof, at the election of the Audit Committee member. We do not pay our trustees additional fees for attending Board or committee meetings, but we reimburse each of our trustees for reasonable out-of-pocket expenses incurred in attending Board and committee meetings. Our trustees who are affiliated with the Adviser do not receive additional compensation for serving on our Board or committees thereof.
Our Board has adopted the Rithm Perpetual Life Residential Trust Independent Trustee Compensation Plan (the “Trustee Plan”), which governs the payment of annual retainers and equity awards to our independent trustees. The Trustee Plan includes an initial share authorization of 500,000 Class E shares and provides for equity awards in the form of restricted share awards. Our Board will serve as the administrator of the Trustee Plan.
On December 1, 2025, as a portion of the annual compensation of the independent trustees, the Company granted each independent trustee an award of 3,250 restricted Class E shares with a total grant date fair value of $195,000, which are scheduled to vest on the one-year anniversary of the grant date.
2025 Trustee Compensation Table
The below table sets forth the compensation earned by or paid to our trustees for the fiscal year ended December 31, 2025. As executive officers of the Company, neither Mr. Nierenberg nor Mr. Sorrentino are compensated for their service on our board.

Name	Fees Earned if Paid in Cash	Stock Award(1)	Total
Jayme Fagas	6,250	$5,417	11,667
Matthew Whalen	6,250	5,417	11,667
Lori Okun	$6,666	5,417	12,083
(1)All independent trustees received a grant of 3,250 Class E shares on December 1, 2025, which shares are scheduled to vest on the one-year anniversary of the grant date, subject to the individual’s continued service as an independent trustee of the Company through such date. All stock award amounts in this column reflect the aggregate fair value on the grant date computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The grant date fair value was calculated based on the number of shares subject to the award multiplied by the then current NAV per share on the date of grant. As of December 31, 2025, each of Ms. Fagas, Mr. Whalen, and Ms. Okun each had 3,250 shares of unvested restricted Class E shares outstanding.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of March 6, 2026, information regarding the number and percentage of shares owned by each trustee, our named executive officer, all trustees and executive officers as a group, and any person known to us to be the beneficial owner of more than 5% of outstanding shares of our common shares. Beneficial ownership is determined in accordance with the rules of the SEC and may include certain securities that a person has the right to obtain in the future subject to certain vesting conditions. The address for Rithm Investor is in care of our principal executive offices at 799 Broadway, New York, NY 10003.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of All Shares
Trustees and Named Executive Officers(2)
Jayme Fagas	3,277	*
Michael Nierenberg	—	—
Lori Okun	3,277	*
Charles Sorrentino	14,851	*
Matthew Whalen	3,277	*
Nicola Santoro, Jr.	15,000	*
David Zeiden	—
All current executive officers and trustees as a group (seven persons)	39,683	*
5% Shareholders
Not Applicable	—	—
* Represents less than 1%.
(1)All shares listed in the table above are Class E shares.
(2)Each of our independent trustees received a grant of restricted Class E shares, as part of their annual compensation, on December 1, 2025, which will vest on December 1, 2026.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Management Agreement
Our Board at all times has oversight responsibility for governance, financial controls, compliance and disclosure with respect to us. Pursuant to the Management Agreement, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board. However, the Adviser is at all times subject to supervision, direction and management through our Board and will have only such functions and authority as our Board delegates to it. We believe that the Adviser currently has sufficient staff and resources so as to be capable of fulfilling the duties set forth in the Management Agreement.
Services
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
•determining valuations for our assets and liabilities and calculating the NAV;
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
Term
The Management Agreement has been approved by our Board. Unless earlier terminated as described below, the Management Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect subject to an unlimited number of successive two-year renewals if approved by a majority of our Board and a majority of our independent trustees.
Without payment of penalty, we may terminate the Management Agreement with the Adviser upon 60 days’ advance written notice. The decision to terminate the agreement may be made by a majority of our Board and a majority of our independent trustees. In addition, without payment of penalty, the Adviser may generally terminate the Management Agreement upon 60 days’ advance written notice.
Following termination, the Adviser will be entitled to receive from us, within 30 days after the effective date of such termination, all unpaid reimbursements of expenses and all earned but unpaid fees payable to the Adviser prior to termination of the Management Agreement. However, the Adviser will not be entitled to compensation for further services and will not be entitled to a termination fee.
Compensation of the Adviser
Management Fee. We pay management fees equal to the following:
•Class S, Class T, Class D, Class I, Class J and Class J-2 shares will pay a management fee equal to 1.25% of NAV per annum (less any Distribution Fees), payable monthly in arrears; and

•The payment of a management fee to the Adviser for the Class E shareholders will be waived by the Adviser; provided that the Adviser may, in its discretion, reinstate management fees of any Class E shareholder who is no longer an employee, officer or director at the Sponsor or its affiliates.
For the avoidance of doubt, the amount of the management fee paid by any class of shares to the Adviser for a given period will be reduced by the amount of any Distribution Fees with respect to such class for such period.
Any management fee will be calculated and paid to the Adviser on a class-by-class basis, based on the NAV of each applicable class of our shares. In calculating the Adviser’s management fee, we use our NAV before giving effect to accruals for the management fee, performance fee, Ongoing Servicing Fees payable to a dealer manager, if any, or Distribution Fees payable to a dealer manager, if any, or distributions payable on our shares.
All or a portion of the management fee may be paid, at the Adviser’s election, in cash or Class E shares. The Adviser may elect to receive Class E shares primarily for our cash management purposes and alignment of interest, but may have its shares repurchased from time to time. Any repurchase requests by the Adviser will be consistent with the Adviser’s fiduciary duties to us and our shareholders. Our Class E shares obtained by the Adviser will not be subject to the repurchase limits of our share repurchase plan or any Early Repurchase Deduction.
As part of their investment in us, certain investors (or their affiliates) may be granted rights to receive a share of the Adviser’s revenues received under the Management Agreement.
During the period ended December 31, 2025, the Adviser earned a management fee of $29.9 thousand.
Performance Fee. Pursuant to the terms of the Management Agreement, the Adviser may be entitled to a performance fee, which is accrued monthly and payable quarterly (or part thereof that the Management Agreement is in effect) in arrears. The performance fee will be an amount, not less than zero, equal to 12.5% of Core Earnings (as defined below) for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on average adjusted capital (as defined below), equal to 1.25% per quarter (the “hurdle rate”), or an annualized hurdle rate of 5.0%. As a result, the Adviser does not earn a performance fee for any quarter until Core Earnings for such quarter exceeds the hurdle rate of 1.25%.
Once Core Earnings in any quarter exceeds the hurdle rate, the Adviser shall be entitled to a “catch-up” fee equal to the amount of Core Earnings in excess of the hurdle rate, until Core Earnings for such quarter exceeds a percentage of average adjusted capital equal to the hurdle rate divided by 0.875 (or 1 minus 0.125) for such quarter (i.e., approximately 1.429% quarterly, or 5.714% annually, of average adjusted capital). Thereafter, the Adviser is entitled to receive 12.5% of Core Earnings.
The payment of the performance fee to the Adviser for the holders of Class J and Class E shares will be waived by the Adviser.
For purposes of the performance fee, “adjusted capital” means cumulative net proceeds generated from sales of our Class S, Class T, Class D, Class I and Class J-2 shares (including proceeds from the distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of our investments paid to our Class S, Class T, Class D, Class I and Class J-2 shareholders and amounts paid to our Class S, Class T, Class D, Class I and Class J-2 shareholders for share repurchases pursuant to our share repurchase plan.
Because the performance fee is calculated based on Core Earnings, the Adviser may be entitled to a performance fee even if shareholders experience a decline in NAV per share in the relevant month.
For purposes of calculating the performance fee, “Core Earnings” means: the net income (loss) attributable to holders of our Class S, Class T, Class D, Class I and Class J-2 shares, computed in accordance with GAAP, including realized gains (losses) not otherwise included in GAAP net income (loss) and excluding (i) non-cash equity compensation expense, (ii) the performance fee, (iii) depreciation and amortization, (iv) any unrealized gains or losses or other non-cash items that are included in net income for the applicable reporting period, regardless of whether such items are included in other comprehensive income or loss, or in net income, (v) one-time events pursuant to changes in GAAP and (vi) certain non-cash adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and our independent trustees and approved by a majority of our independent trustees. Core Earnings is calculated by the Adviser (after consultation with and approval by our independent trustees with respect to the exclusion of certain non-cash items and adjustments). However, the Adviser is ultimately and solely responsible for determining Core Earnings.
The performance fee may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. To the extent that the Adviser elects to receive any portion of the performance fee in Class E shares, we may repurchase such Class E shares from the Adviser at a later date. Class E shares obtained by the Adviser will not be subject to the repurchase limits of our share repurchase plan or any Early Repurchase Deduction.

As part of their investment in us, certain investors (or their affiliates) may be granted rights to receive a share of the Adviser’s revenues received under the Management Agreement.
During the period ended December 31, 2025, the Adviser did not earn a performance fee.
Expense Reimbursement. The Adviser advances all of our organization and offering expenses through the earlier of (i) the date that our aggregate NAV is at least $200 million and (ii) the first anniversary of the date on which we first calculate NAV. We will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the date on which the Adviser stops advancing organization and offering expenses per the prior sentence. Thereafter, we will reimburse the Adviser for any organization and offering expenses as and when incurred. The reimbursements may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof.
Organizational and offering expenses will include, without limitation, total underwriting and brokerage discounts and commissions, expenses for drafting, printing and amending the private placement memorandum relating to our Private Offering or supplementing the memorandum, travel (including airfare consistent with the Adviser’s travel policy, meals, lodging and entertainment), legal (whether in-house or outside counsel), tax professionals (whether in-house or outside tax professionals), salaries of employees while engaged in sales activity, mailing and distributing, telephone and other telecommunications, all advertising and marketing (including design and website expenses and the costs related to investor and broker-dealer sales meetings), capital raising, consulting, accounting, regulatory compliance, any administrative or other filings in connection with our structuring, organization, negotiation, funding and start-up, including printing and document production costs, long distance telephone charges, postage and delivery charges and the preparation of, and negotiations with respect to, our offering documents, investor presentations and other marketing materials, our governing documents, subscription agreements, any side letters or similar agreements, agreements with broker-dealers and any other similar agreements, agreements with any depositary required to be appointed pursuant to applicable law, reasonable bona fide due diligence expenses and other out-of-pocket costs and expenses of participating broker-dealers supported by detailed and itemized invoices, expense reimbursements for actual costs incurred by employees of a dealer manager in the performance of wholesaling activities, costs in connection with preparing sales materials, design and website expenses, fees, expenses and charges of the transfer agent, registrars, trustees (including our Board), subscription processing, depositaries and experts, and fees to attend retail seminars sponsored by participating broker-dealers, expenses and taxes related to the filing, registration and qualification of the sale of our shares under federal and state laws. There will be no cap on organizational or offering expenses.
As of December 31, 2025, the Adviser and its affiliates have incurred organization and offering expenses on the Company’s behalf of approximately $2.7 million. Such costs become the Company’s liability on December 1, 2025, the date of the initial closing of the Company’s continuous, private offering.
Operating Expense Reimbursement
We will pay directly or reimburse the Adviser or its affiliates for costs and expenses the Adviser or its affiliates incur in connection with the services it provides to us, including, but not limited to, (i) the actual cost of goods and services used by us and obtained from either an affiliate or a non-affiliated person, including fees paid to Affiliated Service Providers (as defined below), administrators, transfer agents, consultants, attorneys, accountants, tax advisors, technology providers and other services providers, and brokerage fees paid in connection with the origination, acquisition, purchase and sale of its investments, (ii) expenses of managing, operating and disposing of our investments, whether payable to an affiliate or a non-affiliated person, (iii) expenses related to the personnel of the Adviser performing services for us other than those who provide investment advisory services to us, (iv) expenses relating to compliance-related matters and regulatory filings relating to our activities and (v) administration fees and expenses, if any, payable under the Management Agreement (including payments based upon our allocable portion of the Adviser’s overhead in performing its obligations under the Management Agreement, including rent and the allocable portion of the cost (including total compensation) of our chief financial officer and chief legal officer, and their respective staffs that assist with the activities covered by the Management Agreement).
The Adviser has agreed to advance certain of our operating costs and expenses, certain costs and expenses incurred pursuant to the Management Agreement, and other expenses incurred on our behalf (but excluding organization and offering expenses), through the earlier of (i) the date that our aggregate NAV is at least $200 million and (ii) the first anniversary of the date on which we first calculate NAV (the “Operating Expense Commencement Date”). We will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date. For purposes of calculating our NAV, the operating costs and expenses paid by the Adviser on our behalf through the Operating Expense Commencement Date will not be deducted as an expense until reimbursed by us.
After the Operating Expense Commencement Date, we will reimburse the Adviser, as applicable, for any operating expenses that it incurs on our behalf as and when incurred. The reimbursements may be paid, at the Adviser’s election, as applicable, in cash or Class E shares, or any combination thereof. As of December 31, 2025, no reimbursements have been paid to the Adviser.
Acquisition Expense Reimbursement
Except as provided herein, we do not intend to pay the Adviser any acquisition, financing (except interest payments to the lender in cases where the lender is an affiliate of the Adviser) or other similar fees in connection with making investments. We will, however, reimburse the Adviser for out-of-pocket expenses in connection with the selection, acquisition, origination, financing and management of investments, whether or not such investments are made. The reimbursements may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. We will also make payments to third parties or certain of the Adviser’s affiliates in connection with making investments as described in “— Fees from Other Services” below.
Fees from Other Services
The Sponsor or Affiliated Service Providers may be retained to provide services to us or entities through which investments are held by us that would otherwise be performed for us or such entities by third parties. Any fees, compensation and costs payable to the Affiliated Service Providers in connection with services provided by such Affiliated Service Providers that (i) do not exceed market rates, as determined by the Adviser to be appropriate under the circumstances or (ii) are approved by a majority of our trustees, including a majority of our independent trustees, will not offset or otherwise reduce the management fee or otherwise be shared with us. For more information about such services, please see “— Potential Conflicts of Interest - Services Provided by Affiliates of the Sponsor” below. During the fiscal year ended December 31, 2025, we incurred $0.1 million for such services.
Indemnification
We will indemnify and hold harmless the Adviser and its affiliates, including their respective officers, managers, directors, partners and employees, from all liability, claims, damages or losses arising in the performance of their duties under the Management Agreement, and related expenses, including reasonable attorneys’ fees, to the extent such liability, claims, damages or losses and related expenses are not fully reimbursed by insurance, and to the fullest extent possible without such indemnification being inconsistent with the laws of the State of Maryland or our Declaration of Trust.
The Adviser will indemnify us and hold us harmless from contract or other liability, claims, damages, taxes or losses and related expenses including attorneys’ fees, to the extent that (i) such liability, claims, damages, taxes or losses and related expenses are not fully reimbursed by insurance and (ii) are incurred by reason of the Adviser’s bad faith, fraud, willful misconduct, gross negligence or reckless disregard of its duties under the Management Agreement; provided, however, that the Adviser will not be held responsible for any action of our Board in following or declining to follow any advice or recommendation given by the Adviser.
Indemnification Agreements with Trustees and Officers
We have entered into indemnification agreements with each of our trustees and executive officers. Pursuant to the terms of these indemnification agreements, we would indemnify and advance expenses and costs incurred by our trustees and executive officers in connection with any claims, suits or proceedings brought against such trustees and executive officers as a result of his or her service. However, our indemnification obligation is subject to the limitations set forth in the indemnification agreements and in our Declaration of Trust. We also maintain a directors and officers insurance policy.
Initial Capitalization
In the Initial Capitalization, we were capitalized on September 12, 2025 through Rithm Investor’s purchase from us of an aggregate of 100 common shares for an aggregate purchase of price of $2,000 and at a price per share equal to $20.00. These shares were issued and sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act. Such shares issued in the Initial Capitalization were converted to Class E shares by the Company in December 2025.
Sponsor Investment
In order to facilitate the origination or acquisition of our initial investments, the Sponsor (or an affiliate) has agreed to purchase (in one or more purchases) the lesser of (i) 5% of our total NAV and (ii) $20 million of Class E shares at a price per share equal to the most recently determined NAV of Class E shares or, if a NAV has yet to be calculated, then at a price of $20.00 per Class E share. As part of the Sponsor Investment, on December 1, 2025, the Company issued an aggregate of 150,000 Class E shares to the Rithm Investor at a price per share of $20.00 for aggregate consideration of $3.0 million.

The Sponsor may, from time to time, request to have any Class E shares it receives in connection with the Sponsor Investment be repurchased by us at a price per share equal to the most recently determined NAV per Class E share as of the Repurchase Date (as defined below). Any such repurchase will not be subject to the Early Repurchase Deduction.
Flow Mortgage Loan Purchase and Sale Agreements
The Company is party to two Flow Mortgage Loan Purchase and Sale Agreements (each, a “Flow MLPA”) with Rithm Loan Aggregation Trust (the “Seller”), a Rithm Affiliate. Under the Flow MLPAs, the Company or subsidiaries thereof may, from time to time, purchase, on a servicing-released basis, (i) RTLs and similar loan types and (ii) NQMs and similar loan types that meet the eligibility criteria set forth in the applicable agreement. Each Flow MLPA contains customary terms governing periodic mortgage loan sales, including representations and warranties relating to the origination, underwriting, documentation and legal compliance of the related mortgage loans, as well as the Seller’s repurchase for loans that fail to conform to the requirements of the applicable Flow MLPA. The Company’s obligation to purchase any mortgage loan is subject to standard conditions precedent, including, among other matters, the delivery of specified loan documentation.
Because the Seller is an affiliate of the Adviser, the Company’s transactions under the Flow MLPAs may give rise to actual or potential conflicts of interest, including with respect to pricing determinations, eligibility assessments and the enforcement of the Seller’s obligations under the Flow MLPAs. The Company seeks to mitigate these conflicts through its compliance policies and procedures; however, there can be no assurance that such measures will be effective in all circumstances or that transactions with the Seller will be on terms as favorable as those that could be obtained from unaffiliated third parties. See “Part I. Item 1A. Risk Factors — Risks Related to our Relationship with the Adviser and the Management Agreement — There are conflicts of interest in our relationships with the Adviser, which could result in outcomes that are not in our best interests.”
On December 1, 2025, the Company purchased $175.7 million of RTLs including $1.2 million of accrued interest. The purchase of the RTLs was financed with a borrowing of $135.2 million under the RTL-C Repurchase Agreement.
On December 1, 2025, the Company purchased $90.7 million of NQMs including $0.9 million of accrued interest. The purchase of the NQMs was financed with a borrowing of $71.9 million under the TRS-W Repurchase Agreement.
Potential Conflicts of Interest
The Adviser and its affiliates engage in investment activities that are independent from and may from time to time conflict with ours. The Adviser and its senior investment professionals manage a variety of other pools of capital. Rithm Affiliates, including the Sponsor, engage, and in the future may engage, in a broad spectrum of activities, including activities in which they may invest their own capital in a broad range of investments, including RTLs, and participate in investment advisory activities. In the future, instances may arise in which the interests of the Adviser or its affiliates conflict with our interests or the interests of our investors. In certain cases, the investment objectives and programs of such other Rithm Affiliates and their principal investments may be substantially similar to, or overlap with, our investment objectives and proposed investment program. Additionally, we and certain Rithm Affiliates, including the Sponsor, may from time to time invest in the same investments, including RTLs. Certain Rithm Affiliates also originate and sell loans that are expected to be purchased by us. From time to time, there will be an overlap in investments between us and certain Rithm Affiliates, including the Sponsor. We expect that certain investments that would be suitable for us will be retained by the Sponsor or affiliates that originated such investments or will be sold to third parties and therefore will not be available for investment and will not be part of the Adviser’s investment allocation protocols. Investment decisions may be made by the same team of investment professionals for the same or different programs or accounts depending upon the investment strategy employed. The Adviser seeks to mitigate any conflicts to us in connection with the foregoing by allocating investment opportunities to clients (including us) and other Rithm Affiliates, including the Sponsor, in a fair and equitable manner and in accordance with the Adviser’s allocation policy.
The Sponsor is a public company. As a result, the Sponsor and Adviser have incentives relating to the interests of the Sponsor’s stockholders that could differ from, and conflict with, the interests of their clients and investors in pooled investment vehicles managed by the Adviser (including us), such as conflicts arising from the allocation of expenses, fee offsets and investment opportunities (including without limitation, opportunities to invest in certain assets which might otherwise be appropriate investments for clients of the Adviser). The Adviser will endeavor to resolve such conflicts in a manner deemed fair and equitable to the extent possible under the prevailing facts and circumstances.
Dealing with Conflicts of Interest
If any matter arises that the Adviser determines in its good faith judgment constitutes an actual conflict of interest, the Adviser may take such actions as it determines in good faith to be necessary or appropriate to ameliorate the conflict. These actions may include, by way of example and without limitation, (i) presenting a conflict of interest to the Adviser’s

Conflicts & Compliance Committee (the “Conflicts Committee”), (ii) presenting or disclosing a conflict of interest to our Board as may be expressly provided for in our Declaration of Trust or investment guidelines, (iii) presenting a conflict of interest to a Board appointed qualified representative, which may be recommended by the Adviser, but will be unaffiliated with the Adviser, the Sponsor and their respective affiliates (each, an “Independent Compliance Reviewer”) as may be provided for in our Independent Compliance Reviewer Policy or investment guidelines, (iv) disclosing the conflict to our shareholders (including, without limitation, in reports or other communications), (v) validating the arms’-length nature of the transaction, (vi) implementing certain policies and procedures designed to ameliorate such conflict of interest or (vii) otherwise handling the conflict as determined appropriate by the Adviser in its discretion. The Conflicts Committee is chaired by the Adviser’s Chief Legal Officer and its members primarily include other senior non-investment professionals of the Sponsor. The Conflicts Committee meets to review conflicts of interest among the Sponsor, the Sponsor’s employees, us and Other Rithm Accounts. There can be no assurance that the Adviser will identify or resolve all conflicts of interest in a manner that is favorable to us as a whole or to any shareholder.
Our governing documentation contains provisions that, subject to applicable law, may reduce, eliminate or waive certain duties to which the Sponsor and/or the Adviser would otherwise be subject in respect of activities relating to us and our shareholders and may limit the remedies available to our shareholders in respect of breaches of such duties.
Acquired Managers
In November 2023, the Sponsor completed its acquisition of Sculptor. Sculptor is a leading global alternative asset manager and provides asset management services and investment products across credit, real estate and multi-strategy platforms through commingled funds, separate accounts and other alternative investment vehicles. As of the date of this Annual Report on Form 10-K, the Sponsor and Sculptor operate their respective investment businesses largely independently, including pursuant to an information barrier, with each remaining under its current brand and led by separate management and investment teams.
Sculptor currently provides to the Sponsor and the Adviser certain back office support (e.g., compliance, fund operations and accounting support) pursuant to a shared services agreement, and the scope of such back office support may be expanded over time (e.g., to include information technology). In addition, there is (and in the future there is expected to be) overlap in investment strategies and investments pursued by the Sponsor, the Adviser, us and/or Other Rithm Accounts, on the one hand, and Sculptor and Sculptor Accounts, on the other hand. Sculptor will have no obligation to, and may not, share investment opportunities that may be suitable for us with the Sponsor or the Adviser, and none of us, the Sponsor or the Adviser will have rights with respect to any such opportunities.
In addition to conflicts relating to existing Sculptor Accounts, Sculptor will not be restricted from forming or establishing new Sculptor Accounts, such as additional funds or successor funds. Such Sculptor Accounts could also compete with, or otherwise conduct their affairs without regard as to whether or not they adversely impact, us, and will be permitted to make investments of the type that are suitable for us without our consent or the consent of the Sponsor or its affiliates. Including as discussed herein, new and existing Sculptor Accounts, on the one hand, and us and/or Other Rithm Accounts, on the other hand, may purchase or sell investments to one another, as well as jointly pursue one or more investments. It is also possible that a Sculptor Account may hold an interest in an obligor in which we also hold an interest, although in a different part of the capital structure. In such situations, we could be adversely affected by the activities of such Sculptor Account, including because Sculptor manages the interests of such Sculptor Account in a way that is different from (or agnostic to) our interests (e.g., by voting securities or exercising rights in a different manner and/or selling interests at different times than us, particularly as we may have a different investment period and/or harvest period vis-à-vis such Sculptor Account). Sculptor will not have any obligation or duty to act in our interests or the interests of any Other Rithm Account or to make available for our benefit or any Other Rithm Account any information related to a shared investment, or otherwise, which may only exacerbate potential or actual conflicts of interest.
This discussion does not by any means purport to be a complete list or explanation of all actual or potential conflicts that may arise as a result of the Sponsor’s acquisition of Sculptor. Additional conflicts not yet known by the Sponsor or Sculptor may arise in the future, and such conflicts will not necessarily be resolved in our favor. Because of the extensive scope of both the Sponsor and Sculptor, and the complexities involved in combining certain aspects of existing businesses, the policies and procedures to identify and resolve such conflicts of interest will continue to be developed over time. No guarantee is made that any such policies and procedures will benefit us or ensure that conflicts of interest are resolved in a manner that is favorable to us or our shareholders.
In September 2025, the Sponsor entered into a definitive agreement to acquire Crestline, an alternative investment manager with approximately $17 billion assets under management, expanding the Sponsor’s credit and alternatives capabilities. The deal adds exposure to Crestline’s core businesses in direct lending, opportunistic credit, and fund liquidity solutions, and also brings in insurance and reinsurance investment capacities. The acquisition closed on

December 1, 2025. Following closing of the transaction, the conflicts of interest described in this section are generally expected to apply mutatis mutandis as between the Sponsor and us, on the one hand, and Crestline, on the other hand.
Services Provided by Affiliates of the Sponsor
The Affiliated Service Providers may be retained to provide services to us or entities through which investments are held by us that would otherwise be performed for us or such entities by third parties. These services include sourcing, originating and servicing loans, brokerage services, valuation of investments and due diligence with respect to the foregoing, as well as property management (including asset management platforms and rental service platforms), property disposition, maintenance, lease renewals, collateral document remediation, construction management, real estate tax appeal services and similar property management services and other services of the type typically provided by third parties, as determined in good faith by the Adviser.
The Sponsor may also acquire or invest in additional service providers or entities to provide services that are similar or additional to the services described above or that may engage in transactions with the Sponsor, us and/or our investments. For the avoidance of doubt, any payments for such services or in connection with such transactions to non-affiliated entities in which the Sponsor owns an interest will not reduce the management fee or otherwise be shared with us. The provision of such services may cause conflicts of interest, including with respect to whether to engage such entities to provide such services and/or with respect to the consideration paid in connection therewith and the other terms and conditions of such services.
Any fees, compensation and costs payable to the Affiliated Service Providers in connection with services provided by such Affiliated Service Providers that (i) do not exceed market rates, as determined by the Adviser to be appropriate under the circumstances or (ii) are approved by a majority of our trustees, including a majority of our independent trustees, will not offset or otherwise reduce the management fee or otherwise be shared with us. Such fees and compensation payable to the Affiliated Service Providers may include servicer administration fees, loan delivery, loan sourcing, underwriting or origination fees, rate lock extension fees, fees for closings, title reports, closing and title insurance, valuations, due diligence or appraisals.
As contemplated above, the Adviser may need to make determinations of market rates (i.e., rates that fall within a range that the Adviser has determined is reflective of rates in the applicable market and certain similar markets, though not necessarily equal to or lower than the median rate of comparable firms, and, in certain circumstances, may be in the top of the range) based on its consideration of a number of factors, which are generally expected to include the experience of the Adviser and its affiliates, including the Sponsor, with non-Affiliated Service Providers as well as benchmarking data and other methodologies determined by the Adviser to be appropriate under the circumstances. In respect of benchmarking, while the Sponsor often obtains benchmarking data regarding the rates charged or quoted by third parties for services similar to those provided by affiliates of the Sponsor in the applicable market or certain similar markets, relevant comparisons may not be available for a number of reasons, including, without limitation, as a result of a lack of a substantial market of providers or users of such services or the confidential or bespoke nature of such services. In addition, benchmarking data is often based on general market and broad industry overviews, rather than determined on an asset-by-asset basis. As a result, benchmarking data may not take into account specific characteristics of individual assets then owned or to be acquired by us, or the particular characteristics of services provided. Further, it could be difficult to identify comparable third-party service providers that provide services of a similar scope and scale as the Affiliated Service Providers that are the subject of the benchmarking analysis. For these reasons, such comparisons may not result in precise market terms for comparable services. Expenses to obtain benchmarking data will be borne by us and will not offset the management fee. Finally, in certain circumstances, the Adviser can be expected to determine that third party benchmarking is unnecessary, either because the price for a particular good or service is mandated by law (e.g., title insurance in rate regulated states) or because the Adviser or an affiliate thereof has access to adequate market data to make the determination without reference to third party benchmarking. For example, in certain circumstances an Affiliated Service Provider could provide services to third parties, in which case, if the rates charged to such third parties are consistent with the rates charged to us, then a separate benchmarking analysis of such rates is not expected to be prepared.
Conflicts related to Affiliated Service Providers will not necessarily be resolved in our favor, and shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.
Buying and Selling Loans and Assets
We are expected to purchase assets from or sell assets to Affiliated Service Providers, including the acquisition by us of pools of loans originated by Genesis, Newrez or other affiliates or related parties of the Sponsor. However, Affiliated Service Providers will have no obligation to sell such loans to us and may retain such loans or sell such loans to third parties. Any such transactions between us and Affiliated Service Providers will be conducted in accordance with, and subject to, the Sponsor’s and the Adviser’s legal and contractual obligations to us. These purchases and sales may cause conflicts of interest, including with respect to the consideration paid in connection therewith and the other terms and conditions of such transactions.
In connection with their origination activities, Affiliated Service Providers are expected to receive fees or other consideration prior to or after loans or other assets are transferred us by such Affiliated Service Providers. Such fees and other consideration could take the form of servicer administrative fees for our securitizations, loan delivery, loan sourcing, underwriting or origination fees, rate lock extension fees, fees for closings, title reports, closing and title insurance or appraisals. In addition, Affiliated Service Providers may be entitled to any interest and other payments earned from or received in connection with loans or other assets prior to their transfer to us. The price at which an Affiliated Service Provider transfers a loan or other asset to us is expected to reflect a spread over the price at which it originated the loan or asset or otherwise acquired such loan or asset. Such fees, payments, spread and other consideration shall not reduce the management fee or otherwise be shared with us.
With respect to acquisitions by us of pools of loans originated by Genesis, Newrez or another Affiliated Service Provider, a description of each pool to be acquired by us will be sent to our Board or, if applicable, an Independent Compliance Reviewer. If our Board has appointed an Independent Compliance Reviewer, the description of the pool of loans provided to such Independent Compliance Reviewer will generally be accompanied by specific information, including the market price of the loan pool or other information and an independent valuation, to allow such Independent Compliance Reviewer to determine the appropriate process has been adhered to and that the applicable transaction appears to be fair to our shareholders. Such Independent Compliance Reviewer will then confirm whether the terms of the proposed transactions appear reasonably fair and equitable and, if entered into, appear to be consistent with terms that would reasonably be expected in a comparable transaction between unrelated parties effected on an arms-length basis. If such Independent Compliance Reviewer approves a particular transaction, then the Sponsor, the Adviser and their respective affiliates will not have any liability to us or the shareholders for causing us to purchase loans or other assets in such transaction and for such other actions taken in good faith by them, including actions in pursuit of their own interests and irrespective of whether an Affiliated Service Provider received consideration in connection with such transaction that is not shared with us or the shareholders. The fees and expenses of any Independent Compliance Reviewer will be borne by us, and our Board may change the third party that serves as such Independent Compliance Reviewer. To the fullest extent permitted by applicable law, any Independent Compliance Reviewer shall not owe any fiduciary (or other similar) duty to, have any obligation to act in the interests of or have any other duty to, us, any shareholder or the shareholders as a group in connection with the activities of such Independent Compliance Reviewer, other than a duty to act in good faith.
The Sponsor, the Adviser or their affiliates may receive warrants or other equity securities in consideration for the performance of services to or for the benefit of parties that may originate loans or other investments acquired by us, and any warrants or other equity securities granted to such persons in consideration for such services (and not expressly in consideration for us acquiring loans or other investments) shall be retained by the Sponsor, the Adviser and their affiliates and shall not offset or otherwise reduce the management fee. Any warrants or other equity securities granted to us, the Adviser or affiliates thereof expressly in consideration for us acquiring loans or other investments shall typically be retained by us. To the extent that any such warrants or other equity securities are not retained by us, then the value of any such warrants or other equity securities shall be used 100% to offset the management fee. The Adviser has an incentive to cause us to buy originated loans and other investments from such parties.
Investing in Different Levels of the Capital Structure
We may hold an interest in an investment that is different (including with respect to relative seniority) than the interests held by the Sponsor or an Other Rithm Account. In these situations, conflicts of interest will arise. While the Adviser will seek to mitigate such conflicts, in these situations, the Adviser may be required to take action when it will have conflicting loyalties between its duties to us, the Sponsor and such Other Rithm Account, which may adversely impact us. In addition, conflicts may arise in determining the amount of an investment, if any, to be allocated among the potential investors and the respective terms thereof. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by the Sponsor or any Other Rithm Account participating in the transaction. It is possible that in a bankruptcy, insolvency or similar proceeding, our interest may be subordinated or otherwise adversely affected by virtue of the involvement and actions of the Sponsor, an Other Rithm Account or the Sponsor’s actions on behalf of such Other Rithm Account. The conflicts of interest described herein are also likely to apply to the extent that we hold an interest in an obligor that is different from the interests held by an Acquired Manager Account in such obligor.

Investments Alongside Other Rithm Accounts
We may co-invest, from time to time, with the Sponsor and/or one or more Other Rithm Accounts in investments that are suitable for us, the Sponsor and such Other Rithm Accounts, as described in “— Allocation of Investment Opportunities.” Even if we, the Sponsor and such Other Rithm Accounts invest in the same securities, conflicts of interest may still arise. For example, it is possible that as a result of legal, tax, regulatory, accounting or other considerations, the terms of such investment (including with respect to price and timing) for us, the Sponsor and/or such Other Rithm Accounts may not be the same. Additionally, we and/or such Other Rithm Accounts may have different expected termination dates and/or investment objectives (including return profiles), and the Sponsor and the Adviser, as a result, may have conflicting goals with respect to the price and timing of disposition opportunities. Moreover, it is possible that in the event of a cross-guarantee or other similar arrangement between us, the Sponsor and/or an Other Rithm Account, a counterparty, lender or other unaffiliated participant in a transaction requires or desires facing only one fund entity or group of entities, which may result in (i) any of us, the Sponsor and/or such Other Rithm Account being solely liable with respect to such third party for such other fund’s or vehicle’s share of the applicable obligation and/or (ii) any of us, the Sponsor and/or such Other Rithm Account being jointly and severally liable for the full amount of the applicable obligation, which, in turn, may result in us, the Sponsor and/or such Other Rithm Account entering into a back-to-back or other similar reimbursement agreement. In such situations, it is not expected that any of us, the Sponsor and/or such Other Rithm Account would be compensated (or provide compensation to the other) for being primarily liable vis-à-vis such third-party counterparty. Furthermore, as a result of the incurrence of indebtedness on a joint and several or cross-collateralized basis, we may be required to contribute amounts in excess of our pro rata share, including additional capital to make up for any shortfall if such vehicles are unable to repay their pro rata share of such indebtedness.
Service Providers
Certain advisors and other service providers (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, custodians, investment or commercial banking firms and their respective affiliates) to us or obligors of our portfolio investments may also provide goods or services to or have business, personal, political, financial or other relationships with the Sponsor and its affiliates. Such advisors and service providers may be investors in us, the Sponsor and/or an Other Rithm Account, current or former portfolio companies, obligors or businesses of the Sponsor or an Other Rithm Account, sources of investment opportunities, co-investors, joint venture partners or counterparties therewith. These relationships may influence the Adviser in deciding whether to select or recommend such a service provider to perform services for us or an obligor (the cost of which will generally be borne directly or indirectly by us or such obligor, as applicable). In certain circumstances, advisors and service providers, or their affiliates, may charge different rates or have different arrangements for services provided to the Sponsor, Other Rithm Accounts or Rithm Affiliates as compared to services provided to us and obligors of our portfolio investments, which will result in more favorable rates or arrangements than those payable by us or obligors of our portfolio investments.
Transactions with Potential and Actual Investors and Co-Investors
Shareholders should note that the Sponsor, Other Rithm Accounts and their respective affiliates may from time to time engage in transactions with prospective and actual investors and co-investors that entail business benefits to such investors and the Sponsor and its affiliates. Such transactions may be entered into prior to or concurrently with a shareholder’s investment in us. The nature of such transactions can be diverse, and may include benefits relating to us, the Sponsor, Other Rithm Accounts and their respective obligors, businesses or portfolio companies. Examples include the ability to co-invest alongside the Sponsor or Other Rithm Accounts, sales of companies to shareholders and recommendations to underwriters for allocations in initial public offerings, loans to co-investors (or joint venture partners) by the Sponsor or an Other Rithm Account, a broad range of commercial transactions in the ordinary course of business with such investors, obligors and portfolio companies and the purchase or disposition of interests to or from obligors or portfolio companies. Investing in us does not give investors access to any such transactions.
Co-Investments
From time to time, we expect to make investments with the expectation of offering a portion of our interests therein as a co-investment opportunity to shareholders and/or other third-party investors (including, for the avoidance of doubt, employees or consultants of the Sponsor and persons that have other relationships with the Sponsor). Co-investment opportunities may also be offered to entities managed by or affiliated with the Sponsor.
Investors may participate in co-investments either via a co-investment vehicle managed by the Sponsor or its affiliates (any such vehicle, a “Rithm Co-Investment Vehicle”), or as direct lenders to the relevant obligor. Any Rithm Co-Investment Vehicle may be established in connection with an investor’s investment in us, as part of a co-investment program or otherwise, and may provide for such investor to make a capital commitment and/or review co-investments on an opt-in or opt-out basis on such terms as may be agreed between us, the Adviser and/or an affiliate, on the one hand, and such co-investor, on the other hand. The Adviser, in its capacity as the adviser of any Rithm Co-Investment Vehicle, may make capital commitments to any such Rithm Co-Investment Vehicle, including, without limitation, to the extent it determines that such a commitment is necessary and/or advisable in light of legal, tax, regulatory or other similar considerations. The use of Rithm Co-Investment Vehicles may have the impact of blending an investor’s effective management fee rate (and/or performance fee rate) down.
Investments alongside co-investors will involve additional risks which may not otherwise be present, including the possibility that a co-investor may at any time have economic or business interests or goals that are not consistent with ours, may be in a position to take action contrary to our investment objectives or may default on its obligations. In addition, under certain circumstances, we may be liable for actions of our co-investors. While we intend to mitigate these risks contractually, there can be no assurance that we will be successful in doing so. Fees and expenses incurred in respect of any investment (and any transaction or other fee income earned in respect of any investment) will generally be allocated among us and any co-investors on the basis of capital committed by each to the relevant investment; provided that the Adviser shall in its sole discretion be authorized to structure any co-investment opportunity such that one or more of the co-investors do not bear any expenses in connection with any such unconsummated investment, in which case we will (i) bear all, or our disproportionate share, of the costs and expenses relating to any such unconsummated investment and (ii) be entitled to all, or our disproportionate share, of any break-up fees or other similar fees received in connection with any such unconsummated investment. Moreover, expenses related to the organization of a Rithm Co-Investment Vehicle formed to invest in a broken deal may be borne by us, and not the proposed co-investors thereof.
Aggregator Entity
The use of an Aggregator Entity may create a conflict of interest in that different tax considerations for funds that invest in the Aggregator Entity and us may cause or result in the Aggregator Entity structuring or disposing of an investment in a manner or at a time that is more advantageous (or disadvantageous) for tax purposes to one investor or to a fund or its investors as compared to us and our shareholders. Any funds that invest with us in an Aggregator Entity may receive different terms and conditions than those described herein.
Allocation of Time, Services or Functions
None of the Sponsor, the Adviser or the Rithm Affiliates will be required to manage us as its sole and exclusive function. The Sponsor, the Adviser and the Rithm Affiliates may engage in or pursue, directly or indirectly, an interest in other business ventures of every kind, nature or description, independently or with others.
The officers, managers and employees of the Adviser also serve as officers, managers and employees of Other Rithm Accounts, the Sponsor and/or Rithm Affiliates. The Adviser has widespread and varied business interests and the officers, managers and employees of the Adviser may owe fiduciary duties to such Other Rithm Accounts and/or the Sponsor under applicable law. Conflicts of interest may arise in allocating management time, services or functions among the respective officers and employees of the Adviser and there will be no specific obligation to devote any particular portion of their time to our affairs. Such officers and employees may enter (and thus spend time and resources on) other businesses that the respective officer or employee deems non-conflicting with ours. The Adviser and its respective affiliates manage other investment entities, and are not prohibited from raising money for and managing future investment entities, including other Rithm Affiliates that make the same types of investments as those targeted by us.
The Sponsor’s investment team and other employees of the Sponsor will continue to devote such time and attention to the Sponsor and its affiliates and present and future Other Rithm Accounts as may be required to discharge their duties. Conflicts of interest may arise in allocating the business time and attention of members of the Sponsor investment team among us, on the one hand, and the Sponsor, the Adviser and their respective affiliates, subsidiaries and any other present and future business activities and advisory relationships, on the other hand.
Personnel of the Sponsor, the Adviser and other affiliates (if any) that share in the fees and any performance-based compensation from us may also share in the fees and any performance-based compensation generated by the Sponsor, the Adviser, Rithm Affiliates and Other Rithm Accounts. Such personnel may have a greater financial interest in the performance of other entities than us. These factors may incentivize such personnel to devote greater time and resources to, and allocate additional investment opportunities to, such other entities instead of us.
Allocation of Investment Opportunities
As a general matter, it is not expected that all investment opportunities identified by the Adviser that are suitable for us will be made available to us. We expect that certain investments that would be suitable for us will be retained by the

Sponsor or affiliates that originated such investments or will be sold to third parties and therefore will not be available for investment and will not be part of the Adviser’s investment allocation protocols. The Sponsor has established, and the Sponsor and the Adviser will be permitted, in their sole discretion, in the future, to establish Other Rithm Accounts with investment objectives, mandates and policies that are the same or substantially similar to and/or overlap with, ours, in each case, without the consent of, or notice to, any shareholder. Consistent with the Adviser’s allocation policy, from time to time, the Adviser will allocate investment opportunities that fall within our investment objectives (including RTLs) between us, the Sponsor, Rithm Affiliates and/or Other Rithm Accounts, and may allocate up to 100% of such an opportunity to Rithm Affiliates, including the Sponsor, and/or Other Rithm Accounts. In this regard, we are expected, from time to time, to invest on a side-by-side basis with Rithm Affiliates, including the Sponsor, and Other Rithm Accounts. In addition, from time to time, Rithm Affiliates, including the Sponsor, and Other Rithm Accounts, will receive an allocation in a pool of loans (including RTLs and NQMs) which are not allocated to us. For instance, we expect that certain investment opportunities in RTLs and NQMs will be allocated first to Sponsor securitizations and, thereafter, to us. In determining such allocations, the Adviser takes into account such factors as it deems appropriate, including, without limitation: investment program, objectives and focus; investment capacity; investment sourcing; target investment size and target returns; investment guidelines, restrictions and concentration limits; leverage considerations; available cash, including the timing of capital inflows and outflows and anticipated capital commitments; timing of investment closing; tax, regulatory, policy and procedural considerations (including internal policies and procedures); tolerance for volatility and risk as determined by the Adviser from time to time; desired concentration, exposure and diversification targets; liquidity needs; investment rights and other contractual obligations; the management of actual and potential conflicts of interest; performance considerations; domicile; and other factors that the Adviser believes are consistent with the fair and equitable treatment of us, the Sponsor, Rithm Affiliates and any Other Rithm Accounts over time. The Adviser may allocate investment opportunities among us, the Sponsor, Rithm Affiliates and any Other Rithm Accounts based on anticipated or projected investment characteristics based solely on its expectations at the time an investment is made. The Adviser has adopted policies and procedures designed to result in fair and equitable allocations of opportunities across client accounts over time. However, there can be no assurances that the characteristics of an investment will ultimately match the Adviser’s expectations at the time such investment was made, and such investment may, as a result, prove to have (or have not) been suitable for us.
The Sponsor, Rithm Affiliates and Other Rithm Accounts are expected to have terms that differ from our terms and may participate in investments on different terms than us, at different levels of the capital structure and/or after the closing of our investments. Furthermore, Rithm Affiliates, including the Sponsor, and Other Rithm Accounts may from time to time be entitled to priority allocations of certain investment opportunities over us (or another Other Rithm Account). Accordingly, our participation in investments with Rithm Affiliates, including the Sponsor, and Other Rithm Accounts is expected to vary on an investment-by-investment basis and there may be investments within our investment objective made by the Sponsor or the Adviser, on behalf of such Rithm Affiliates, including the Sponsor, or Other Rithm Accounts, in which we do not participate or does not participate to the same extent as other investments.
The Sponsor and the Adviser may also give advice and recommend assets, instruments, loans, securities or other investments to Rithm Affiliates or Other Rithm Accounts that differ from the advice given to, or assets, instruments, loans, securities or other investments recommended or bought for, us, even though the investment objectives of us, such Rithm Affiliates and such Other Rithm Accounts may be the same or substantially similar. For example, we may elect to sell all or part of an investment in an asset while the Sponsor or a Rithm Affiliate or an Other Rithm Account continues to hold its investment in the same asset (or increases its exposure to it) (and vice versa).
The Sponsor and the Adviser may agree in the future to address, certain legal, tax, regulatory or other considerations applicable to their respective investors that will impact the allocation of investment opportunities among us, the Sponsor, Rithm Affiliates and Other Rithm Accounts and otherwise impact the time and terms of investment and divestment determinations with respect to us, the Sponsor, Rithm Affiliates and such Other Rithm Accounts.
Rithm Affiliates, including the Sponsor, engage, and in the future may engage, in a broad spectrum of activities, including direct investment activities and investment advisory activities, and have investment activities (including principal investments by the Sponsor or its affiliates for their own account) on behalf of both persons or entities to which they provide investment advice on a principal basis, that are independent from, and may from time to time conflict or compete with, our investment activities.
The Acquired Managers have established, and will be permitted in the future to establish, Acquired Manager Accounts with investment objectives, mandates and policies that are substantially similar to and/or overlap with, ours, in each case, without the consent of, or notice to, any shareholder. As a result, the potential and actual conflicts of interest discussed in this section will also apply in respect of Acquired Managers and Acquired Manager Accounts, and such conflicts may be exacerbated in the future to the extent the operations of the Sponsor and Acquired Manager Account businesses are further integrated.
Payment of the Adviser and Affiliates
The Adviser and its affiliates may receive substantial fees for services rendered to us and will also be entitled to reimbursement for out-of-pocket expenses incurred in connection with our business affairs. These fees are not the result of arm’s-length negotiations. The Adviser believes that the significant investment by the Adviser and its affiliates in us operates to align, to some extent, the interests of the Adviser with the interests of shareholders, although the Adviser has or is permitted to have economic interests in such other investment funds and investments as well as receive management fees and incentive-based payments and carried interest relating to these interests. Such other investment funds and investments that the Adviser and/or its affiliates manage could compete with us or investments acquired by us. In addition, the Adviser may have an incentive to cause us to pay the foregoing fees to the Adviser to the detriment of other third-party creditors of ours. Any of the foregoing decisions may be detrimental to investors and may reduce the return on the investments made by investors. As the management fee does not correlate to the performance of our investments, the possibility exists that a significant management fee would be payable even if we experiences a net loss during a given year. As a result of the fact that the management fee is based on our NAV, there may be an incentive to deploy capital more quickly than otherwise advisable in the absence of such structure.
The Adviser will also be entitled to earn performance-based compensation from us, which may create an incentive for the Adviser to make more speculative investments on our behalf, and make different decisions regarding the use of leverage as well as the timing and manner of the realization of such investments than would be made if such performance-based compensation were not allocated to the Adviser. The performance-based compensation was set by the Adviser without negotiations with any third party.
Allocation of Fees and Expenses
From time to time, the Adviser will be required to decide whether costs and expenses are to be borne by us, the Sponsor, the Adviser or an Other Rithm Account, and/or how certain costs and expenses should be allocated among any of our investment vehicles, or between us, the Sponsor, the Adviser and an Other Rithm Account. In addition, there may be circumstances when the Adviser has considered a potential investment on our behalf, has determined not to make such investment and such investment is eventually made by the Sponsor and/or an Other Rithm Account. In these circumstances, the Sponsor and/or such Other Rithm Account may benefit from research conducted on our behalf and/or from costs borne by us in pursuing the potential portfolio investment, but may not be required to reimburse us for expenses incurred in connection with such investment. It is also possible that we may benefit from diligence conducted on behalf of the Sponsor and/or an Other Rithm Account and/or from costs borne by the Sponsor and/or such Other Rithm Account. The Sponsor and the Adviser will make judgments regarding appropriate expense allocation, notwithstanding their interests in the outcome, in accordance with the relevant governing documents and any applicable allocation policies. Conflicts of interest may arise in allocating any such fees and expenses between us, the Sponsor, the Adviser and Other Rithm Accounts, and may also be present to the extent we and/or the Adviser, on the one hand, and an Acquired Manager, on the other hand, are determining how to allocate any fees and expenses between us and/or an Acquired Manager Account.
The Sponsor, the Adviser and the Acquired Managers may perform operational, accounting, legal and compliance and information technology services internally, on our behalf. We may also engage third parties (e.g., fund administrators) and in such circumstances there may be overlap in the services provided by third parties and in-house personnel. Such third-party expenses will be charged to us. Given the different treatment of such expenses (depending on whether they were incurred in connection with in-house personnel or a third party), the Adviser and its affiliates may face conflicts of interest in determining whether to engage third parties in lieu of in-house personnel to provide services to us. The Adviser may in its sole discretion engage a third party to provide services to us, notwithstanding the fact that such services were previously provided at no cost by internal service providers, with the result that we bear the expense of such services.
Cross Trades
Certain transactions in which the Adviser causes an effective transfer of securities or other property or economic interests from the account of one or more clients to the account of one of more clients may present special fiduciary or regulatory considerations. Transactions that fall into this category include cross-trades (i.e., transactions in which the Adviser causes a security or other asset to be transferred from one client account to another, whether directly or through a broker-dealer or other financial intermediary). Such transactions are collectively referred to as “Inter-Client Transactions.”

The Adviser may enter into such Inter-Client Transactions between clients where permitted by applicable law and in accordance with its Cross Trade and Inter-Client Transaction Policy (the “Cross Trade Policy”). The Adviser may permit certain Inter-Client Transactions in situations where:
•the Adviser determines that the Inter-Client Transaction is in the best interests of both client accounts;
•the Inter-Client Transaction is effected at a price and under circumstances that the Adviser has determined by reference to independent market indicators, or other factors, which the Adviser believes to constitute best execution for both client accounts;
•the Inter-Client Transaction is approved by the Chief Legal Officer of the Sponsor or the Conflicts Committee;
•the Inter-Client Transaction is permitted by applicable law; and
•the Adviser receives no transaction-based compensation.
In general, the Adviser does not engage in “cross transactions” that require market execution. However, “inadvertent” cross transactions may occur when trades cross in the market. In these instances, the Adviser does not instruct the broker to directly move positions between client accounts and the broker-dealer establishes the price for the transaction such that they are not considered “Inter-Client Transactions” under the Cross Trade Policy.
Principal Transactions
Transactions by a client of the Adviser (or a Rithm Affiliate) in which the Adviser and its control persons’ aggregate ownership exceeds a certain percentage to buy securities from (or sell securities to) another client may be considered principal transactions under Section 206(3) of the Advisers Act. These transactions create a conflict of interest because the Adviser and its control persons have an incentive to recommend/buy securities from (or sell securities to) clients based on their own financial interests, rather than solely in the interest of a client. We expect to that acquisitions of RTLs originated by Genesis and certain other assets from other Affiliated Service Providers will be considered principal transactions. See “ – Buying and Selling Loans and Assets.” The Chief Legal Officer of the Sponsor will review principal transactions for compliance with applicable law. In addition, principal transactions will be approved by a majority of our trustees, including a majority of our independent trustees, or an Independent Compliance Reviewer.
Other Considerations
No Independent Advice
The terms of the agreements and arrangements under which the Company is established and will be operated have been or will be established by the Adviser and are not the result of arm’s-length negotiations or representations of shareholders by separate counsel. Potential investors should therefore seek their own legal, tax and financial advice before making an investment in the Company.
Certain Business Relationships
Certain of our current trustees and officers are directors, officers or employees of the Sponsor.
Trustee Independence
Under our Declaration of Trust, a trustee is independent if he, she or it (i) is not an officer or employee of ours, any subsidiary of ours, or of the Sponsor or its affiliates, (ii) has no material relationship with us, as determined by our Board, and (iii) otherwise satisfies the director independence tests provided for in the NYSE Listing Manual Rule 303A.02, as may be amended from time to time. We expect a majority of our Board to continue to consist of independent trustees, except for a period of up to 60 days after the death, removal or resignation or other vacancy of an independent trustee pending the election of a successor independent trustee. For information relating to our independent trustees, see “Part III. Item 10. Directors, Executive Officers and Corporate Governance — Trustees and Executive Officers.”
Promoters and Certain Control Persons
The Adviser may be deemed a promoter of the Company. We have entered into the Management Agreement with the Adviser. The Adviser, for its service to us, will be entitled to receive the management fee and the performance fee in addition to the reimbursement of certain expenses. In addition, under the Management Agreement, we will indemnify and hold harmless the Adviser and its affiliates, including their respective officers, managers, directors, partners and employees, from all liability, claims, damages or losses arising in the performance of their duties under the Management Agreement, and related expenses, including reasonable attorneys’ fees, to the extent such liability, claims, damages or losses and related expenses are not fully reimbursed by insurance, and to the fullest extent possible without such indemnification being inconsistent with the laws of the State of Maryland or our Declaration of Trust.
Smaller Reporting Company
See “Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for the information about our ownership.
Item 14. Principal Accountant Fees and Services
Independent Auditors
During the period from July 31, 2025 (inception) to December 31, 2025, Ernst & Young LLP (“EY”) served as our independent auditor.
Audit and Non-Audit Fees
Aggregate fees that we were billed for the period ended December 31, 2025 by our independent registered public accounting firm, EY, were as follows:

Period Ended December 31, 2025
Audit fees(1)	$216,000
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$216,000
(1)Audit fees include amounts billed to us related to annual financial statement audit work, quarterly financial statement reviews and reviews of SEC registration statements.
All audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee. The Audit Committee was advised that there were no services provided by EY that were unrelated to the audit of the annual fiscal year-end financial statements and the review of interim financial statements that could impair EY from maintaining its independence as our independent auditor and concluded that it was independent.
Pre-Approval Policies and Procedures
The Audit Committee’s policy is to review and pre-approve, pursuant to the Audit and Non-Audit Services Pre-Approval Policy, any engagement of the Company’s independent auditor to provide any service to the Company. Pursuant to the Audit and Non-Audit Services Pre-Approval Policy, which the Audit Committee will review and reassess annually, a list of specific services within certain categories of services, including audit and services associated with SEC filings, are specifically pre-approved for the upcoming or current fiscal year, subject to an aggregate maximum annual fee payable by the Company for each category of pre-approved services. Any service that is not included in the approved list of services must be separately pre-approved by the Audit Committee. In addition, the Audit Committee has delegated authority to its Chair to pre-approve engagements. The Chair must report all pre-approval decisions to the Audit Committee at or prior to its next scheduled meeting.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)List of documents filed:
(1)The Financial Statements of the Company (See Item 8 above)
(2)Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Trust of the Company, dated July 28, 2025 (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)
3.2
Amended and Restated Declaration of Trust of the Company, dated as of November 18, 2025 (filed as Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)

3.3	Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)
4.1	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)
4.2	Share Repurchase Plan of the Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)
4.3*	Description of Registrant’s Securities
10.1
Advisory Agreement between the Company and RCM GA Manager LLC, dated as of November 18, 2025 (filed as Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)

10.2
Form of Indemnification Agreement by and between the Company and its trustees and executive officers (filed as Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)

10.3
Rithm Perpetual Life Residential Trust Independent Trustee Compensation Plan (filed as Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)

10.4	Form of Restricted Share Award Agreement (filed as Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)
10.5
Flow Mortgage Loan Purchase and Sale Agreement, by and between the Company and Rithm Loan Aggregation Trust, dated as of November 24, 2025 (filed as Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)

10.6
Flow Mortgage Loan Purchase and Sale Agreement, by and between the Company and Rithm Loan Aggregation Trust, dated as of November 24, 2025 (filed as Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)

10.7
Master Repurchase Agreement and Securities Contract, by and among Churchill MRA Funding I LLC, R-Home Pass Through Parent RTL-C LLC, the Company and R-Home REO RTL-C LLC, dated as of November 24, 2025 (filed as Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)

10.8
Master Repurchase Agreement and Securities Contract, by and among Wells Fargo Bank, National Association, R-Home Pass Through Parent W LLC, R-Home Pass-Through Parent TRS-W LLC, R-Home REO TRS-W LLC and the Company, dated as of November 24, 2025 (filed as Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)

14.1*	Code of Business Conduct and Ethics
19.1*	Insider Trading Policy
21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheet; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Changes in Stockholders’ Equity; and (iv) Consolidated Statement of Cash Flows

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
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
Date: March 6, 2026
	By:	/s/ Michael Nierenberg
Name: Michael Nierenberg Title: Chief Executive Officer and Co-Chief Investment Officer, Trustee

Date: March 6, 2026
	By:	/s/ Nicola Santoro, Jr.
Name: Nicola Santoro, Jr. Title: Chief Financial Officer and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 6, 2026	By:	/s/ Michael Nierenberg
Name: Michael Nierenberg Title: Chief Executive Officer and Co-Chief Investment Officer, Trustee (Principal Executive Officer)

Date: March 6, 2026	By:	/s/ Nicola Santoro, Jr.
Name: Nicola Santoro, Jr. Title: Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Date: March 6, 2026	By:	/s/ Charles Sorrentino
Name: Charles Sorrentino Title: Co-Chief Investment Officer, Trustee

Date: March 6, 2026	By:	/s/ Jayme Fagas
Name: Jayme Fagas Title: Independent Trustee

Date: March 6, 2026	By:	/s/ Matthew Whalen
Name: Matthew Whalen Title: Independent Trustee

Date: March 6, 2026	By:	/s/ Lori Okun
Name: Lori Okun Title: Independent Trustee