Form 10-Q
period 2026-03-31
Rithm Perpetual Life Residential Trust
filed 2026-05-12
CIK 2081628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to________________
Commission File Number: 000-56783

Rithm Perpetual Life Residential Trust
(Exact name of registrant as specified in its charter)

Maryland			39-7059385
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
799 Broadway	New York	NY	10003
(Address of principal executive offices)			(Zip Code)

(212)	850-7770
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)

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

As of May 12, 2026, the registrant had 6,493,563 common shares of beneficial interest, $0.01 par value per share, outstanding consisting of 6,260,862 Class J common shares and 232,701 Class E common shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY
References herein to “Rithm Perpetual Life Residential Trust,” “Company,” “we,” “us,” or “our” refer to Rithm Perpetual Life Residential Trust, together with its feeder vehicles, if any, and consolidated subsidiaries unless the context specifically requires otherwise. References herein to “Sponsor” refer to Rithm Capital Corp., a publicly-traded real estate investment trust. References herein to “Adviser” refer to RCM GA Manager LLC, a Delaware limited liability company, and an affiliate of the Sponsor, and the Company’s external adviser.
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 about our business and prospects, including, in particular, statements about our plans, strategies and objectives. You can generally identify forward-looking statements by our use of forward-looking terminology such as “may,” “will,” “plan,” “should,” “potential,” “expect,” “intend,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “continue,” “could,” “project,” “predict,” or other similar words. These statements include our plans and objectives for future operations, including plans and objectives relating to future growth and availability of funds, and are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to these statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to accurately predict and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements, and the forward-looking statements themselves, are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that these forward-looking statements will prove to be accurate, and our actual results, performance and achievements may be materially different from that expressed or implied by these forward-looking statements. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our plans, strategies and objectives, which we consider to be reasonable, will be achieved.
Our business, financial condition, results of operations, net income and prospects, and our ability to satisfy our debt obligations or make distributions to our shareholders are subject to numerous risks, and the following summarizes the principal risks that may materially adversely affect the foregoing. The following should be carefully read in conjunction with the more complete discussion of risk factors we face set forth in the Part I, Item 1A. “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2025 (the “2025 Form 10-K”). These risks include, among others:
Risks Related to Our Business and Operations
•We have a limited operating history, and there is no assurance that we will be able to successfully achieve our investment objectives.
•We face risks associated with the deployment of our capital.
•We are dependent on the Adviser and its affiliates and their key personnel who provide services to us through the advisory agreement between us and the Adviser, dated as of November 18, 2025 (the “Management Agreement”), and we may not find a suitable replacement for the Adviser if the Management Agreement is terminated, or for these key personnel if they leave us or otherwise become unavailable to us.
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

•Our Amended and Restated Declaration of Trust does not provide for the annual election of trustees by our shareholders and contains provisions that could make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.
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
•We operate in a highly competitive market for investment opportunities and competition may limit our ability to originate and/or acquire desirable investments in our target assets and could also affect the pricing of these assets. Additionally, our business may be impacted by economic, market and political conditions, including, but not limited to, geopolitical tensions or conflicts, such as the conflict in Iran, wars, tariffs, ongoing inflation, government shutdowns, increased market volatility and governmental intervention in the mortgage and credit markets.
•Real estate valuation is inherently subjective and uncertain.
•Declining real estate valuations and impairment charges could materially and adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to Specific Investments
•The residential transition loans (“RTLs” and each, an “RTL”) in which we may invest may be subject to a greater risk of loss than conventional mortgage loans.
•Risks of cost overruns and non-completion of renovations of properties in transition may result in significant losses.
•We may face risks related to lower credit quality loans.
•We may be subject to risks associated with construction lending, such as declining real estate values, cost overruns and delays in completion.
•The non-qualified mortgage loans (“NQMs” and each, an “NQM”) in which we invest are subject to increased risk of loss compared to other investments.
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
We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as otherwise required by law, we do not undertake to publicly update or revise any forward-looking statements, including (but not limited to) as a result of new information or future events.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Residential transition loans, at fair value(1)	$319,172	$176,584
Residential mortgage loans, at fair value(1)	156,107	87,630
Cash and cash equivalents	3,358	638
Restricted cash(1)	17	7,007
Accounts receivable and other assets(1)	4,272	4,594
Total Assets	$482,926	$276,453
Liabilities and Shareholders’ Equity
Liabilities
Secured financings, at fair value(1)	$368,185	$207,084
Due to related parties(1)	5,644	11,134
Accounts payable and other liabilities(1)	2,086	1,038
Total Liabilities	375,915	219,256
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common shares, Class J shares, par value $0.01 per share; 5,292,622 and 2,847,900 shares issued and outstanding, respectively	52	28
Common shares, Class E shares, par value $0.01 per share; 227,743 and 159,850 shares issued and outstanding, respectively	3	2
Additional paid-in capital	108,207	59,916
Accumulated deficit	(1,251)	(2,749)
Total Shareholders’ Equity	107,011	57,197
Total Liabilities and Shareholders’ Equity	$482,926	$276,453
(1)The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Perpetual Life Residential Trust. See Note 7 for further details.

See notes to consolidated financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

Three Months Ended March 31,
2026
Revenues
Interest income	$7,228
Total Revenues	7,228
Expenses
Interest expense	(3,860)
General and administrative expenses	(1,410)
Management fees	(129)
Financing fees	(260)
Total Expenses	(5,659)
Other Income (Loss)
Realized and unrealized gain on residential transition loans, at fair value	300
Realized and unrealized loss on residential mortgage loans, at fair value	(371)
Total Other (Loss) Income	(71)
Net Income and Comprehensive Income	$1,498

Net Income per Class of Common Share
Class J basic and diluted	$1,414
Class E basic and diluted	84
Net Income per Share of Common Share
Class J basic and diluted	$0.35
Class E basic	0.41
Class E diluted	0.39
Weighted Average Number of Common Shares Outstanding
Class J basic and diluted	4,076,898
Class E basic	204,401
Class E diluted	214,151
The Company was formed on July 31, 2025. There were no operations during the three months ended March 31, 2025.
See notes to consolidated financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31, 2026
	Common Shares
	Class J Shares	Class E Shares	Class J Par Value	Class E Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance at December 31, 2025	2,847,900	159,850	$28	$2	$59,916	$(2,749)	$57,197
Common shares issued	2,421,589	64,333	24	1	50,035	—	50,060
Offering costs	—	—	—	—	(129)	—	(129)
Distribution reinvestment	23,133	336	—	—	473	—	473
Distribution declared on common shares	—	—	—	—	(2,202)	—	(2,202)
Management fees paid in shares	—	3,224	—	—	65	—	65
Share-based compensation	—	—	—	—	49	—	49
Net income	—	—	—	—	—	1,498	1,498
Balance at March 31, 2026	5,292,622	227,743	$52	$3	$108,207	$(1,251)	$107,011

The Company was formed on July 31, 2025. There were no operations during the three months ended March 31, 2025.

See notes to consolidated financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

Three Months Ended March 31,
2026
Cash Flows From Operating Activities
Net income	$1,498
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Realized and unrealized gain on residential transition loans, at fair value	(300)
Realized and unrealized loss on residential mortgage loans, at fair value	371
Share-based compensation	49
Changes in Assets and Liabilities:
Accounts receivable and other assets	(1,500)
Accounts payable and other liabilities	110
Due to related parties	1,517
Net cash provided by operating activities	1,745

Cash Flows From Investing Activities
Residential transition loan acquisition and funding activities	(160,725)
Residential mortgage loan acquisition and funding activities	(73,563)
Residential transition loan paydowns	13,552
Residential mortgage loan paydowns	4,350
Net cash used in investing activities	(216,386)

Cash Flows From Financing Activities
Borrowings under secured financings	181,032
Repayments of secured financings	(19,931)
Proceeds from issuance of common shares	50,060
Distributions to shareholders	(790)
Net cash provided by financing activities	210,371
Net decrease in cash and cash equivalents and restricted cash	(4,270)
Cash and cash equivalents and restricted cash, beginning of period	7,645
Cash and cash equivalents and restricted cash, end of period	$3,375

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$3,358
Restricted cash	17
Total Cash and Cash Equivalents and Restricted Cash	$3,375

Supplemental Disclosure of Noncash Investing and Financing Activities:
Distribution reinvestment	$473
Management fee paid in shares	$65
The Company was formed on July 31, 2025. There were no operations during the three months ended March 31, 2025.
See notes to consolidated financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

1. ORGANIZATION
Rithm Perpetual Life Residential Trust (the “Company”) was formed on July 31, 2025 as a Maryland statutory trust and intends to elect and qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2025. The Company’s sponsor is Rithm Capital Corp. (“Rithm” or the “Sponsor”). RCM GA Manager LLC (the “Adviser”), an affiliate of Rithm, serves as the external adviser to the Company pursuant to the advisory agreement between the Company and the Adviser (the “Management Agreement”). The Company will become a “publicly offered REIT” upon filing of its 2025 federal tax return.
The Company’s investment strategy is to invest primarily in North America in asset-based finance opportunities. The Company is initially focusing on residential transition loans (“RTLs”), which are generally short-term loans to finance a property's acquisition or rehabilitation, and non-qualified mortgage loans (“NQMs”) and may also invest across a range of other assets and investment types, including, but not limited to, investments in scratch-and-dent loans which are loans that have become ineligible for sale to government-sponsored entities, non-performing loans and reperforming loans, closed-end second loans, manufactured housing loans, synthetic and/or credit risk transfers, consumer loans, equity and other securities, including collateralized loan obligation securities and other collateralized products and other opportunistic credit investments, in each case subject to compliance with the applicable REIT tax requirements and the applicable provisions of the U.S. Investment Company Act of 1940, as amended and the rules thereunder. Such investments may take the form of debt securities, warrants, options, other derivative instruments and other asset types, including equity-linked securities and, on an opportunistic basis, equity securities.
In December 2025, the Company launched a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) (such private placement offering, the “Private Offering”). The Company sells common shares monthly in the Private Offering at a price generally equal to the prior month's net asset value (“NAV”) per share as determined pursuant to the valuation guidelines adopted by the Company's board of trustees (the “Board”), plus applicable fees and commissions. NAV is not a measure used under accounting principles generally accepted in the U.S. (“GAAP”), and the valuation of and certain adjustments to the Company's assets and liabilities used in the determination of NAV will differ from GAAP. The Company's Class S, Class T, Class D and Class I shares (each as defined in Note 8) are generally available for issuance in the Private Offering. Class J and Class J-2 shares (each as defined in Note 8) are available through a third-party distribution partner. Class E shares (as defined in Note 8) are only expected to be held by the Adviser, its personnel and its affiliates.
The Company had not commenced operations during the prior-year period of January 1, 2025 through March 31, 2025.
2. SIGNIFICANT ACCOUNTING POLICIES
The Company believes the following significant accounting policies, among others, affect its significant estimates and assumptions used in the preparation of the consolidated financial statements.
Basis of Accounting — The accompanying consolidated financial statements are prepared in accordance with GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated. The Company consolidates entities classified as a VIE in which it is determined to be the primary beneficiary.
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Consolidation — The Company consolidates entities in which the Company has a controlling financial interest. The Company evaluates whether it holds a variable interest in an entity and whether that entity is a VIE. Entities are classified as VIEs, if the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. The Company consolidates a VIE when it is the primary beneficiary of a VIE, where, it has a controlling financial interest in the entity, which is defined as (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant. In circumstances where an entity does not have the characteristics of a VIE, it would be considered a voting interest entity (“VOE”). The Company would consolidate a VOE where the Company has a majority equity interest and has control over significant operating, financial and investing decisions of the entity. The Company reassesses the classification of such entities when there is a substantive change in the entity’s governing documents, contractual arrangements, capital structure or activities. The Company also continuously reassesses whether it remains appropriate to consolidate any VIE or VOE.
Cash and Cash Equivalents and Restricted Cash — Cash and cash equivalents includes cash maintained in one or more custodian bank accounts. The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, restricted cash was $17.1 thousand and $7.0 million, respectively. Restricted cash consists of cash balances subject to contractual or legal restrictions on use. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.
Residential Transition Loans and Residential Mortgage Loans — The Company’s loan portfolio primarily consists of RTLs and residential mortgage loans, specifically, NQMs.
The Company has elected to apply the fair value option for all RTLs and residential mortgage loans. The fair value option provides an election which allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis. The Company elected the fair value option for these loans to better align reported results with the underlying economic changes in value of the loans on the Company’s consolidated balance sheets. Furthermore, as a result of the election to apply the fair value option, these loans are not subject to an allowance for credit losses under the current expected credit losses impairment model. The Company reports the change in the fair value of RTLs and NQMs within realized and unrealized gain (loss) on residential transition loans, at fair value and realized and unrealized gain (loss) on residential mortgage loans, at fair value, respectively, in the consolidated statement of operations.
RTLs include construction holdback and interest reserve when funded on the consolidated balance sheets. The construction holdback represents amounts withheld from the funding of construction loans and released as the project progresses. The interest reserve represents amounts withheld from the funding of certain mortgage loans in order to satisfy monthly interest payments for all or part of the term of the related loan. Accrued interest is paid out of the interest reserve and recognized as interest income on a monthly basis.
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The Company may earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks. Loans are generally only renewed or extended if the loan is not in default and satisfies the Company’s underwriting criteria. Loan fee income is recorded as interest income at origination or amendment given the Company’s election of the fair value option. Both interest and loan fee income earned on mortgage loans is presented in interest income in the consolidated statement of operations.
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
Interest income on residential mortgage loans is accrued based on the unpaid principal balance (“UPB”) and the contractual interest rate. Interest earned on mortgage loans is reported in interest income in the consolidated statement of operations. If it’s probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement, or if the loan becomes 90 days delinquent, the Company will reverse all prior accrued and unpaid interest on such mortgage loan. The Company will return loans to accrual status only when it reinstates the loan and there is no significant uncertainty as to collectability.
Secured Financings — The Company finances its RTL and NQM portfolios through secured borrowing arrangements, including repurchase agreements and warehouse credit facilities entered into by the VIEs. Under these arrangements, the Company pledges mortgage loans and/or related trust interests evidenced by trust certificates (with legal title to the underlying mortgage loans held by a trustee on behalf of the related trust) as collateral to the financing counterparty; the trust may also provide a guaranty in connection with certain arrangements.
These arrangements are accounted for as secured financings whereas the pledged assets remain on the consolidated balance sheets and the proceeds received are recorded as a secured borrowing. Interest expense is recognized over the term of the borrowing including any contractual price differential, and the arrangements are typically subject to margin maintenance provisions that may require the Company to post additional collateral or cash. The Company has elected to apply the fair value option for all secured financings. Borrowings under these secured financing arrangements generally bear interest at floating rates (benchmark rate plus a contractual spread) and, because the borrowings are typically short-term and reprice frequently, the Company believes the carrying value of the secured borrowings approximates fair value as of the reporting date.
Share-based Compensation — The Company records all equity-based incentive grants to non-employee members of the Board based on their fair values determined on the date of grant. Share-based compensation expense, which is included in general and administrative expenses in the consolidated statement of operations, is recognized on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the outstanding equity awards.
Income Taxes — The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ending December 31, 2025. A REIT is subject to several organizational and operational requirements including that it must distribute at least 90% of its REIT taxable income to its shareholders each year. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates.
Earnings Per Share — The Company computes net income (loss) per common share using the two-class method, as certain unvested restricted share grants of Class E held by the Company’s independent trustees with nonforfeitable dividend rights qualify as participating securities. Under this method, income available to common shareholders is allocated between common shares and participating securities based on dividends declared and their respective rights to share in undistributed earnings as if all earnings for the period had been distributed. Participating securities are not allocated undistributed net losses, as they have no contractual obligation to share in losses. Basic net income (loss) per share per class of common share is computed by dividing net income (loss) allocated to each class of common shares by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the impact of potentially dilutive securities outstanding during the period, including unvested share-based awards, determined using the treasury stock method. Potential dilutive common shares are excluded from the calculation when their effect is anti-dilutive in the period. Unvested awards subject to service vesting conditions are excluded from basic net income per share until such conditions are satisfied.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Approximately 9,750 unvested shares for the three months ended March 31, 2026 were excluded from the basic per share computations as their vesting is contingent upon achievement of a service requirement which had not been met during the period.
Distribution Fees and Shareholder Servicing Fees — Distribution fees and shareholder servicing fees are charged with respect to certain share classes and are borne by the holders of the applicable share classes. The Company pays these fees over time for distribution-related and ongoing shareholder services provided by participating broker-dealers or financial intermediaries. These fees are calculated as a percentage of the aggregate NAV of the applicable outstanding shares and paid monthly in arrears. Class S and Class T shares are subject to shareholder servicing fees of 0.85% per annum, Class D shares are subject to 0.25% per annum, and Class J and Class J-2 shares are subject to distribution fees of up to 0.625% per annum, capped at 50% of the aggregate of the management and distribution fees attributable to such shares. Class I and Class E shares are not subject to shareholder servicing or distribution fees. Shares acquired through the distribution reinvestment plan are subject to the same ongoing fees as the original share class but are not subject to upfront fees. In certain arrangements, shares may convert into Class I shares if total fees reach agreed-upon thresholds or if broker-dealer eligibility lapses.
Operating Expenses — The Company will pay directly or reimburse the Adviser or its affiliates for costs and expenses the Adviser or its affiliates incur in connection with the services it provides to the Company, including, but not limited to, (i) the actual cost of goods and services used by the Company and obtained from either an affiliate or a non-affiliated person, including fees paid to affiliated service providers, administrators, transfer agents, consultants, attorneys, accountants, tax advisors, technology providers and other service providers, and brokerage fees paid in connection with the origination, acquisition, purchase and sale of its investments, (ii) expenses of managing, operating and disposing of its investments, whether payable to an affiliate or a non-affiliated person, (iii) expenses related to the personnel of the Adviser performing services for the Company other than those who provide investment advisory services to us, (iv) expenses relating to compliance-related matters and regulatory filings relating to its activities and (v) administration fees and expenses, if any, payable under the Management Agreement (including payments based upon its allocable portion of the Adviser’s overhead in performing its obligations under the Management Agreement, including rent and the allocable portion of the cost (including total compensation) of its chief financial officer and chief legal officer, and their respective staffs that assist with the activities covered by the Management Agreement).
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
As of March 31, 2026 and December 31, 2025, amounts payable to the Adviser and its affiliates for advanced operating expenses incurred on the Company’s behalf were approximately $1.4 million and $0.5 million, respectively, and are presented within due to related parties on the Company’s consolidated balance sheets. For the three months ended March 31, 2026, the Company recognized approximately $0.9 million of such expenses in general and administrative expenses on the consolidated statement of operations. As of March 31, 2026, no payments have been made and the full balance remains payable to the Adviser.
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Organizational and offering expenses include, without limitation, costs incurred in connection with the Company's formation and offering activities, such as underwriting and placement-related costs, legal, accounting and tax fees, printing and filing fees, marketing and distribution expenses, transfer agent and subscription processing costs, and other out-of-pocket costs related to structuring, organizing and offering the Company's shares. There is no cap on organizational and offering expenses.
As of March 31, 2026 and December 31, 2025, amounts payable to the Adviser and its affiliates for advanced organization and offering expenses incurred on the Company’s behalf were approximately $2.7 million, and are included in due to related parties on the Company’s consolidated balance sheets. For the three months ended March 31, 2026, the Company did not recognize any organizational and offering expenses related to costs incurred by the Adviser or its affiliates on the Company’s behalf.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses for current accounts receivable and current contract assets under FASB Accounting Standards Codification 606 - Revenues from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted this ASU on January 1, 2026 on a prospective basis and the adoption did not have a material impact on the Company’s consolidated financial statements.
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
3. INVESTMENTS IN LOANS
Residential Transition Loans
The following tables summarize residential transition loans, at fair value by loan type:

	March 31, 2026
	Carrying Value	% of Carrying Value	Loan Count	% of Loan Count	Weighted Average Asset Yield	Weighted Average Original Life (Months)	Weighted Average Loan Balance to Value/After Repaired Value(1)
Construction	$109,464	34.3%	55	28.1%	8.1%	12	63.4%
Bridge	149,353	46.8%	71	36.2%	8.0%	11	65.2%
Renovation	60,355	18.9%	70	35.7%	7.6%	11	68.3%
	$319,172	100.0%	196	100.0%	8.0%	11	65.2%
(1)Bridge loans use weighted average loan balance to value. Construction and renovation loans use weighted average loan balance to after repaired value.

	December 31, 2025
	Carrying Value	% of Carrying Value	Loan Count	% of Loan Count	Weighted Average Asset Yield	Weighted Average Original Life (Months)	Weighted Average Loan Balance to Value/After Repaired Value(1)
Construction	$50,879	28.8%	26	22.4%	8.2%	10	63.4%
Bridge	94,728	53.7%	51	44.0%	8.0%	10	66.1%
Renovation	30,977	17.5%	39	33.6%	7.8%	10	68.2%
	$176,584	100.0%	116	100.0%	8.0%	10	65.7%
(1)Bridge loans use weighted average loan balance to value. Construction and renovation loans use weighted average loan balance to after repaired value.
See Note 5 regarding the financing of RTLs.
The following table summarizes the activity of residential transition loans, at fair value on the consolidated balance sheets:

Balance at December 31, 2025	$176,584
Acquisition and funding activities(1)	138,316
Construction/interest holdbacks and draws(1)	17,615
Repayments and sales(1)	(13,643)
Fair Value Adjustments due to:
Other factors	300
Balance at March 31, 2026	$319,172
(1)Activity in these line items may include amounts processed through the Company’s servicer settlement process. Amounts due to or from the servicer represent activity that occurred but had not yet settled in cash as of period-end. During the three months ended March 31, 2026, the Company settled $4.8 million of prior-period funding activity and $0.1 million of prior-period repayment activity.
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in residential transition loans, at fair value on the consolidated balance sheets:

	March 31, 2026			December 31, 2025
Days Outstanding	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$317,802	$318,935	$1,133	$175,990	$176,584	$594
90+	237	237	—	—	—	—
Total	$318,039	$319,172	$1,133	$175,990	$176,584	$594
Residential Mortgage Loans
The following table summarizes residential mortgage loans, at fair value:

	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)
March 31, 2026	$156,107	352	5.9%	6.8
December 31, 2025	87,630	172	6.0%	5.3
See Note 5 regarding the financing of residential mortgage loans.
The following table summarizes the activity of residential mortgage loans, at fair value on the consolidated balance sheets:

Balance at December 31, 2025	$87,630
Acquisition and funding activities(1)	73,563
Repayments and sales(1)	(4,715)
Fair Value Adjustments due to:
Realization of cash flows(2)	(95)
Other factors	(276)
Balance at March 31, 2026	$156,107
(1)Activity in these line items may include amounts processed through the Company’s servicer settlement process. Amounts due to or from the servicer represent activity that occurred but had not yet settled in cash as of period-end. During the three months ended March 31, 2026, the Company received $0.4 million related to prior-period repayment activity.
(2)Based on the paydown of the underlying NQMs.
The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of residential mortgage loans, at fair value on the consolidated balance sheets:

	March 31, 2026			December 31, 2025
Days Outstanding	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$151,898	$156,107	$4,209	$85,059	$87,630	$2,571
90+	—	—	—	—	—	—
Total	$151,898	$156,107	$4,209	$85,059	$87,630	$2,571
4. OTHER ASSETS AND OTHER LIABILITIES
The Company's accounts receivable and other assets and accounts payable and other liabilities on the consolidated balance sheets consist of the following:

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Accounts Receivable and Other Assets

	March 31, 2026	December 31, 2025
Accrued interest receivable	$4,272	$2,338
Accounts receivable	—	2,256
Total Accounts Receivable and Other Assets	$4,272	$4,594
Accounts Payable and Other Liabilities

	March 31, 2026	December 31, 2025
Interest payable	$1,147	$1,038
Distribution payable	939	—
Total Accounts Payable and Other Liabilities	$2,086	$1,038
5. SECURED FINANCINGS
On November 24, 2025, the Company entered into a Master Repurchase Agreement with Churchill MRA Funding I LLC (the “RTL-C Repurchase Agreement”) to finance the purchase of RTLs and similar loans. The agreement provides for up to $500.0 million of financing capacity. The Company’s RTL-C Repurchase Agreement does not contain a single stated maturity date. Rather, the agreement provides for an open-ended funding period that continues unless terminated by the parties.
On November 24, 2025, the Company entered into a Master Repurchase Agreement with Wells Fargo Bank, National Association (the “TRS-W Repurchase Agreement”), to finance the purchase of RTLs and NQMs. The agreement provides for up to $500.0 million of financing capacity with a termination date of November 24, 2028.
The following tables summarize secured financings, at fair value:

	March 31, 2026
						Collateral
Debt Obligations/Collateral	Outstanding Face	Carrying Value / Fair Value	Final Stated Maturity	Rate	Weighted Average Rate	UPB	Fair Value	Weighted Average Life (Years)
Secured Financings:
RTL-C Repurchase Agreement	$172,119	$172,119	Open-ended(1)	SOFR + 2.2%	5.9%	$225,478	$226,270	0.6
TRS-W Repurchase Agreement	196,066	196,066	11/24/2028	SOFR + 1.6%	5.3%	244,460	249,009	4.6
Secured Financings, at Fair Value	$368,185	$368,185				$469,938	$475,279
(1)No stated contractual maturity; terminable by either party in accordance with the agreement.

	December 31, 2025
						Collateral
Debt Obligations/Collateral	Outstanding Face	Carrying Value / Fair Value	Final Stated Maturity	Rate	Weighted Average Rate	UPB	Fair Value	Weighted Average Life (Years)
Secured Financings:
RTL-C Repurchase Agreement	$135,182	$135,182	Open-ended(1)	SOFR + 2.3%	6.1%	$175,990	$176,584	0.8
TRS-W Repurchase Agreement	71,902	71,902	11/24/2028	SOFR + 1.6%	5.4%	85,059	87,630	5.3
Secured Financings, at Fair Value	$207,084	$207,084				$261,049	$264,214
(1)No stated contractual maturity; terminable by either party in accordance with the agreement.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
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
Level 2 — Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
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
The following table presents the carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis as of March 31, 2026 and December 31, 2025. It excludes cash and cash equivalents and other short-term receivables and payables for which the carrying value approximates fair value due to their short-term nature and are classified within Level 1.

	March 31, 2026				December 31, 2025
	Carrying Value / Fair Value	Level 1	Level 2	Level 3	Carrying Value / Fair Value	Level 1	Level 2	Level 3
Assets:
RTLs	$319,172	$—	$—	$319,172	$176,584	$—	$—	$176,584
NQMs	156,107	—	—	156,107	87,630	—	—	87,630
Total Assets	$475,279	$—	$—	$475,279	$264,214	$—	$—	$264,214

Liabilities:
Secured financings	$(368,185)	$—	$(368,185)	$—	$(207,084)	$—	$(207,084)	$—
Total Liabilities	$(368,185)	$—	$(368,185)	$—	$(207,084)	$—	$(207,084)	$—

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the changes in the Company’s Level 3 financial assets measured at fair value on a recurring basis:

	RTLs	NQMs	Total
Balance at December 31, 2025	$176,584	$87,630	$264,214
Acquisition and funding activities	155,931	73,563	229,494
Paydowns	(13,643)	(4,715)	(18,358)
Fair Value Adjustments due to:
Realization of cash flows	—	(95)	(95)
Other factors(1)	300	(276)	24
Balance at March 31, 2026	$319,172	$156,107	$475,279
(1)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) relating to Level 3 assets still held at the reporting date recorded during the period.
Residential Transition Loans
The Company classifies certain RTLs as Level 3 in the fair value hierarchy. Performing and non-performing RTLs are valued using an income approach through pricing models to forecast cash flows with inputs such as default rates, prepayments speeds and discount rates and may include adjustments based on consensus pricing (broker quotes).
Significant increases (decreases) in default rates, loss severity assumptions or discount rates, in isolation, would result in a significantly lower (higher) fair value measurement. Generally, a change in default rate assumption is accompanied by a directionally similar change in loss severity assumptions.
The following table summarizes certain information regarding the weighted averages of significant inputs (weighted by fair value) used in valuing performing RTLs, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	Default Rate	Loss Severity
March 31, 2026	$319,172	8.0%	50.0%	1.3%	25.0%
December 31, 2025	$176,584	8.0%	50.0%	1.3%	25.0%
Residential Mortgage Loans
Residential mortgage loans, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate and credit quality. NQMs are loans that do not meet the qualified mortgage rules per the Consumer Financial Protection Bureau. Residential mortgage loans, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans, (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics, (iv) internal pricing models to forecast loan level cash flows using inputs such as default rates, prepayments speeds and discount rates or (v) consensus pricing (broker quotes) or historical sale transactions for similar loans. As these prices are derived from market observable inputs combined with management’s best estimate, the Company classifies these valuations as Level 3 in the fair value hierarchy.
Significant increases (decreases) in prepayment rates, delinquency rates or discount rates, in isolation, would result in a significantly lower (higher) fair value measurement.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes certain information regarding the ranges and weighted averages of significant inputs (weighted by fair value) used in valuing residential mortgage loans, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	Default Rate	Loss Severity
March 31, 2026	$156,107	5.9%	11.9%	0.4%	0.02%
December 31, 2025	$87,630	6.0%	16.8%	0.4%	0.1%
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
7. VARIABLE INTEREST ENTITIES
In connection with the Company’s activities, the Company uses certain special-purpose entities and pass-through trust structures, R-Home Pass-Through Parent RTL-C LLC (“RTL VIE”) and R-Home Pass-Through Parent TRS-W LLC (“TRS-W VIE”) to acquire, hold and finance RTLs and NQMs. The Company determined these entities are VIEs and concluded it is the primary beneficiary of these trusts as a result of its ability to direct activities that most significantly impact the economic performance and its 100% equity ownership in these trusts. Accordingly, the Company consolidates the RTL VIE and TRS-W VIE in the consolidated financial statements. As a result, the VIEs’ related assets, liabilities and operating results are included as part of the Company’s consolidated financial statements.
The assets of consolidated VIEs may only be used to settle obligations of these entities. Substantially all obligations of the consolidated VIEs are non-recourse to the Company, except for customary “bad act” indemnities that are protective in nature.
The following table summarizes the assets and liabilities of each consolidated VIE:

	March 31, 2026		December 31, 2025
	RTL VIE	TRS-W VIE	RTL VIE	TRS-W VIE
Assets:
Residential transition loans, at fair value	$226,271	$92,901	$176,584	$—
Residential mortgage loans, at fair value	—	156,107	—	87,630
Restricted cash	12	5	7,007	—
Accounts receivable and other assets	1,783	2,489	1,420	3,173
Total Assets	$228,066	$251,502	$185,011	$90,803
Liabilities:
Secured financings, at fair value	$172,119	$196,066	$135,182	$71,902
Due to (from) related parties	2,257	(1,536)	7,898	(425)
Accounts payable and other liabilities	892	255	704	334
Total Liabilities	$175,268	$194,785	$143,784	$71,811

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
8. EQUITY
As of March 31, 2026, the Company is authorized to issue an unlimited number of common shares, par value $0.01 per share. In connection with the initial closing of the Private Offering, the Company amended and restated its declaration of trust, which authorizes (i) an unlimited number of common shares of beneficial interest, par value $0.01 per share, including (a) an unlimited number of common shares classified as Class S common shares, par value $0.01 (“Class S”), (b) an unlimited number of common shares classified as Class T common shares, par value $0.01 (“Class T”), (c) an unlimited number of common shares classified as Class D common shares, par value $0.01 (“Class D”), (d) an unlimited number of common shares classified as Class I common shares, par value $0.01 (“Class I”), (e) an unlimited number of common shares classified as Class J common shares, par value $0.01 (“Class J”), (f) an unlimited number of common shares classified as Class J-2 common shares, par value $0.01 (“Class J-2”) and (g) an unlimited number of common shares classified as Class E common shares, par value $0.01 (“Class E”), and (ii) an unlimited number of shares classified as preferred shares. In September 2025, the Company commenced the continuous private offering of its common shares pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions in which the offering is being made.
The Adviser may, at its discretion, elect to receive Class E shares in lieu of cash as payment for management fees, primarily to support the Company’s cash management objectives and to align interests; however, the Adviser may have its shares repurchased from time to time. For the three months ended March 31, 2026, the Adviser elected to receive $65.1 thousand in Class E shares or 3,224 Class E shares.
In order to facilitate the origination or acquisition of the Company’s initial investments, the Sponsor (or an affiliate) has agreed to purchase (in one or more purchases) the lesser of (i) 5% of the Company’s total NAV and (ii) $20.0 million of Class E shares at a price per share equal to the most recently determined NAV of Class E shares. Since inception through March 31, 2026, the Adviser contributed $3.1 million and as of March 31, 2026 held 153,324 Class E shares.
The share classes have different upfront selling commissions, dealer manager fees and ongoing shareholder servicing fees, as well as different management and performance fees.
Share Repurchases
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
During the three months ended March 31, 2026, no common shares were repurchased pursuant to the Company’s share repurchase plan.
Distributions
The Company considers a variety of factors when determining its distributions, including cash flows from operations, funds available for distribution, NAV and total return, and in any case, generally intends to distribute its net income in a manner intended to satisfy the 90% distribution requirement to comply with the REIT provisions of the Code and in any case, generally intends to distribute its net income in a manner intended to satisfy the REIT provisions of the Code. Taxable income does not equal net income as calculated in accordance with GAAP.
The following table details the net distributions declared for each applicable class of common shares. Class J and Class E shares are not subject to a servicing fee.

	Three Months Ended March 31, 2026
	Class J	Class E
Net Distributions Declared per Common Share	$0.5100	$0.5100
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
The components of due to related parties of the Company on the consolidated balance sheets were as follows:

	March 31, 2026	December 31, 2025
Due to servicer	$721	$7,473
Due to Adviser, net	4,651	3,582
Management fee payable	94	30
Distribution fee payable	159	30
Trustee fee payable	19	19
Due to Related Parties	$5,644	$11,134
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
For the three months ended March 31, 2026, certain Class J shareholders were charged $0.4 million of selling commissions. These selling commissions were borne by the applicable shareholders and were not expenses of the Company; accordingly, they are not reflected in the Company’s consolidated financial statements.
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
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
All or a portion of the management fee may be paid, at the Adviser’s election, in cash or Class E shares. The Adviser may elect to receive Class E shares primarily for the Company’s cash management purposes and alignment of interest, but may have its shares repurchased from time to time. For the three months ended March 31, 2026, the Adviser elected to receive $65.1 thousand in Class E shares.
For the three months ended March 31, 2026, the Company incurred approximately $129.4 thousand of management fees, which are recorded in management fees on the consolidated statement of operations. For the three months ended March 31, 2026, the Company incurred approximately $129.4 thousand of Distribution Fees, which are classified as offering costs on the consolidated statement of changes in shareholder's equity.
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
adjustments and certain material non-cash income or expense items, in each case after discussions between the Adviser and the Company’s independent trustees and approved by a majority of the Company’s independent trustees.
For the three months ended March 31, 2026, no performance fees were earned.
Acquisition Expense Reimbursement — The Company reimburses the Adviser for out-of-pocket expenses in connection with the selection, acquisition, origination, financing and management of investments, whether or not such investments are made. The reimbursements may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof.
For the three months ended March 31, 2026, no acquisition expenses were reimbursed.
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
For the three months ended March 31, 2026, $0.4 million of expenses were reimbursed to the Adviser and affiliates of the Adviser.
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
The Company's Board has adopted the Rithm Perpetual Life Residential Trust Independent Trustee Compensation Plan (the “Trustee Plan”), which governs the payment of annual retainers and equity awards to its independent trustees. The Trustee Plan includes an initial share authorization of 500,000 Class E shares and provides for equity awards in the form of restricted share awards. The Company's Board serves as the administrator of the Trustee Plan.
On December 1, 2025, as a portion of the annual compensation of the independent trustees, the Company granted each independent trustee an award of 3,250 restricted Class E shares with a total grant date fair value of $195.0 thousand, which are scheduled to vest on the one-year anniversary of the grant date.
For the three months ended March 31, 2026, $106.3 thousand of Trustee compensation has been recognized.
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
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
Capital Commitments — As of March 31, 2026, the Company had outstanding capital commitments related to investments in the following investment types:
•Residential Transition Loans — As of March 31, 2026, the Company had commitments to fund additional advances on existing loans up to $109.0 million. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before the Company funds the commitments.
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
13. SUBSEQUENT EVENTS
These financial statements include a discussion of material events that have occurred subsequent to March 31, 2026 through the issuance of these financial statements. Events subsequent to that date have not been considered in these financial statements.
Capital Raise Activity
Since April 1, 2026, the Company issued the following shares including shares issued under the Company's distribution reinvestment plan:

	Number of Shares Issued	Gross Proceeds
Class J Shares	968,240	$19,517
Class E Shares	4,958	100
Total	973,198	$19,617
Distributions
Since April 1, 2026, the Company issued the following distributions per share:

Declaration Date	Record Date	Class J Shares	Class E Shares	Payment Date
April 30, 2026	April 30, 2026	$0.1700	$0.1700	May 20, 2026

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed under Part I, Item 1A. “Risk Factors” in the 2025 Form 10-K.
OVERVIEW
We are a Maryland statutory trust formed on July 31, 2025. We are externally managed by the Adviser, an affiliate of the Sponsor. Our investment strategy is to invest primarily in North America in asset-based finance opportunities. We are initially focusing on RTLs and NQMs and may also invest across a range of other assets and investment types, including, but not limited to, investments in new origination loans, including scratch-and-dent loans, non-performing loans and reperforming loans, closed-end second loans, manufactured housing loans, synthetic and/or credit risk transfers, consumer loans, equity and other securities, including collateralized loan obligation securities and other collateralized products, and other opportunistic credit investments, in each case subject to compliance with the applicable REIT tax requirements and the applicable provisions of the Investment Company Act of 1940, as amended and the rules thereunder. Such investments may take the form of debt securities, warrants, options, other derivative instruments and other asset types, including equity-linked securities and, on an opportunistic basis, equity securities.
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
We may not achieve our investment objectives. See Part I, Item 1A. “Risk Factors” in the 2025 Form 10-K.
We are structured as a privately placed, non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our subsidiaries. We intend to elect and qualify as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2025.
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
We are not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting real estate generally, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from investments in our target assets, other than those referred to in the 2025 Form 10-K under Part I, Item 1A. “Risk Factors.”

Q1 2026 HIGHLIGHTS
Fundraising
•In connection with our private offering of our common shares (the “Private Offering”) pursuant to the exemption from registration provided by Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), the Company sold an aggregate of 2,485,922 common shares (the “Shares”) for aggregate consideration of approximately $50.5 million (inclusive of upfront selling commissions of $0.4 million). The offer and sale of the Shares were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder. The 2,485,922 common shares consisted of (i) 2,421,589 Class J common shares, par value $0.01 per share (the “Class J shares”), sold for an aggregate consideration of approximately $49.0 million (inclusive of upfront selling commissions of $0.4 million) and (ii) 64,333 Class E common shares, par value $0.01 per share (the “Class E shares”), sold for an aggregate consideration of $1.3 million.
Distributions
•Declared monthly net distributions totaling $2.2 million for the three months ended March 31, 2026.
Investments
•The Company acquired $139.2 million of RTLs including $0.8 million of accrued interest. The acquisition of the RTLs was financed with borrowings of $103.9 million. In addition, the Company funded $17.6 million of draws and received $13.6 million of paydowns.
•The Company acquired $74.1 million of NQMs including $0.5 million of accrued interest. The acquisition of the NQMs was financed with borrowings of $58.9 million. In addition, the Company received $4.7 million of paydowns.
INVESTMENT PORTFOLIO
Summary of Portfolio
The following table summarizes RTLs, at fair value on the consolidated balance sheets by loan type (dollars in thousands):

	March 31, 2026
	Carrying Value	% of Carrying Value	Loan Count	% of Loan Count	Weighted Average Asset Yield	Weighted Average Original Life (Months)	Weighted Average Loan Balance to Value/After Repaired Value(1)
Construction	$109,464	34.3%	55	28.1%	8.1%	12	63.4%
Bridge	149,353	46.8%	71	36.2%	8.0%	11	65.2%
Renovation	60,355	18.9%	70	35.7%	7.6%	11	68.3%
	$319,172	100.0%	196	100.0%	8.0%	11	65.2%
(1)Bridge loans use weighted average loan balance to value. Construction and renovation loans use weighted average loan balance to after repaired value.
The following table summarizes residential mortgage loans, at fair value on the consolidated balance sheets (dollars in thousands):

	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)
March 31, 2026	$156,107	352	5.9%	6.8

RESULTS OF OPERATIONS
The following table summarizes the changes in our results of operations for the three months ended March 31, 2026 compared to the three months ended December 31, 2025. The Company was formed on July 31, 2025, with operations commencing concurrently with the initial closing of our Private Offering on December 1, 2025. Therefore there were no operations during the three months ended March 31, 2025 and, accordingly, no comparative amounts for the three months ended March 31, 2025 are included. Our results of operations are not necessarily indicative of our future performance. Due to the timing of our investment and financing activities during the three months ended March 31, 2026, our result of operations for the three months ended March 31, 2026 and December 31, 2025 are not comparable.

	Three Months Ended
(dollars in thousands)	March 31, 2026	December 31, 2025(1)	QoQ Change
Revenues
Interest income	$7,228	$1,850	$5,378
Total Revenues	7,228	1,850	5,378
Expenses
Interest expense	(3,860)	(1,038)	(2,822)
General and administrative expenses	(1,410)	(732)	(678)
Organization costs	—	(2,740)	2,740
Management fees	(129)	(30)	(99)
Financing fees	(260)	(268)	8
Total Expenses	(5,659)	(4,808)	(851)
Other Income (Loss)
Realized and unrealized gain on residential transition loans, at fair value	300	209	91
Realized and unrealized loss on residential mortgage loans, at fair value	(371)	—	(371)
Total Other (Loss) Income	(71)	209	(280)
Net Income (Loss) and Comprehensive Income (Loss)	$1,498	$(2,749)	$4,247
(1)Reflects the Company’s results for the period from December 1, 2025, the date operations commenced, through December 31, 2025.
Interest Income
Interest income was $7.2 million for the three months ended March 31, 2026, an increase of $5.4 million, compared to $1.9 million for the three months ended December 31, 2025. The increase was primarily driven by a longer investment period and additional investments in RTLs and NQMs, which resulted in higher interest income.
Interest Expense
Interest expense was $3.9 million for the three months ended March 31, 2026, an increase of $2.8 million, as compared to $1.0 million for the three months ended December 31, 2025. The increase was primarily driven by increased borrowings on secured financings in connection with additional investments in RTLs and NQMs.
General and Administrative Expenses
General and administrative expenses were $1.4 million for the three months ended March 31, 2026, an increase of $0.7 million, as compared to $0.7 million for the three months ended December 31, 2025. The increase was primarily driven by a full quarter of operations compared to a single month in 2025 and continued scaling of the Company’s platform.
Organization Costs
Organization costs were zero for the three months ended March 31, 2026, a decrease of $2.7 million, as compared to $2.7 million for the three months ended December 31, 2025. The decrease was primarily driven by the absence of organization-related activities during the quarter, as prior-period costs were associated with initial formation, structuring and other start-up activities.
NAV AND NAV PER SHARE CALCULATION
Our net asset value (“NAV”) per share is calculated for each of our share classes by our fund administrator, HedgeServ Corporation (our “fund administrator”). Our Board, including a majority of our independent trustees, may replace our fund administrator with another party, including the Adviser, if it is deemed appropriate to do so. The Adviser is responsible for reviewing and confirming our NAV per share and overseeing the process around the calculation of our NAV per share, in each case, as calculated by our fund administrator.
Each class of our common shares will have an undivided interest in our assets and liabilities, other than class-specific ongoing servicing fees payable to a dealer manager, if any (“Ongoing Servicing Fees”), or distribution fees payable to a dealer manager, if any (“Distribution Fees”), the management fee and the performance fee. In accordance with the valuation guidelines, and based on the NAV determined by the Adviser, our fund administrator will calculate our NAV per share for each class as of the last calendar day of each month. Because Ongoing Servicing Fees, Distribution Fees, the management fee and the performance fee allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our classes of shares may differ.
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
The Adviser advances all our organization and offering expenses through the earlier of (i) the date that our aggregate NAV is at least $200 million and (ii) the first anniversary of the date on which we first calculate NAV (the “Operating Expense Commencement Date”), and the Adviser has agreed to advance certain of our operating costs and expenses through the Operating Expense Commencement Date. We will reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months following the end of such advancements. For purposes of calculating our NAV, the organization and offering expenses and operating costs and expenses advanced by the Adviser will not be deducted as an expense until reimbursed by us (however such expenses may be amortized in order to mitigate these effects). After the end of such advancements, we will reimburse the Adviser for any organization and offering expenses and operating costs and expenses that they incur on behalf of us as and when incurred.
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
The following table provides a breakdown of the major components of our total NAV, a non-generally accepted accounting principles (“GAAP”) measure, as of March 31, 2026 (amounts in thousands):

Components of NAV	March 31, 2026
Residential transition loans, at fair value	$319,172
Residential mortgage loans, at fair value	156,107
Cash and cash equivalents	3,358
Restricted cash	17
Accounts receivable and other assets	4,272
Secured financings, at fair value	(368,185)
Due to related parties	(1,394)
Accounts payable and other liabilities	(2,086)
NAV	$111,261

The following table reconciles GAAP shareholders’ equity per our consolidated balance sheet to our NAV as of March 31, 2026 (amounts in thousands):

March 31, 2026
Shareholders’ equity	$107,011
Adjustments:
Prepaid share-based compensation	130
Organization expenses advanced by Adviser(1)	2,741
Operating expenses advanced by Adviser(2)	1,379
NAV	$111,261
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
The following table provides a breakdown of our total NAV and NAV per share by class, both non-GAAP measures, as of March 31, 2026 (amounts in thousands, except share and per share data):

NAV per share	Class J Shares	Class E Shares	Total
NAV	$106,657	$4,604	$111,261
Number of outstanding shares	5,292,622	227,743	5,520,365
NAV per share	$20.1520	$20.2140
DISTRIBUTIONS
Beginning in January 2026, we have declared monthly distributions for each class with outstanding common shares, which have generally been paid 20 days after month-end. Each class of our common shares received the same aggregate gross distribution of $0.5100 per share for the three months ended March 31, 2026.
The following table details the total gross distributions for each of our share classes through March 31, 2026:

Record Date	Class J	Class E
January 30, 2026	$0.1700	$0.1700
February 27, 2026	0.1700	0.1700
March 31, 2026	0.1700	0.1700
Total	$0.5100	$0.5100
The following table summarizes our distributions declared for the three months ended March 31, 2026 (amounts in thousands).

	Three Months Ended March 31, 2026
Distributions:	Amount	Percentage
Payable in cash	$1,336	61%
Reinvestable in shares	866	39%
Total Distributions	$2,202	100%

Sources of Distributions:
Cash flows from operating activities	$1,745	79%
Interest receivable	457	21%
Total Sources of Distributions	$2,202	100%

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We believe we have sufficient liquidity to operate our business, with $3.4 million of immediate liquidity as of March 31, 2026, which is comprised of cash and cash equivalents. Aside from cash flows from operations, we obtain incremental liquidity through the sale of our common shares.
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
Capital Resources
Repurchase Agreement Facilities
On November 24, 2025, the Company entered into the Master Repurchase Agreement (the “RTL-C Repurchase Agreement”) with Churchill MRA Funding I LLC (“Churchill”), to finance the purchase of RTLs and similar loans as more particularly described in the RTL-C Repurchase Agreement. The RTL-C Repurchase Agreement provides for up to $500 million of financing capacity (the “RTL-C Facility”).
Advances under the RTL-C Repurchase Agreement accrue interest at a per annum rate based on term Secured Overnight Financing Rate (“Term SOFR”) plus a pricing spread (as defined in the RTL-C Repurchase Agreement). The maturity date of the RTL-C Facility is any date on which the Funding Period (as defined in the RTL-C Repurchase Agreement) has expired and no transactions are then outstanding or six months after the date on which the Funding Period has expired. Churchill may end the “Funding Period” on 180 days’ notice.
In connection with the RTL-C Repurchase Agreement, the Company provided a Guaranty (the “RTL-C Guaranty”), under which the Company provides guarantees for losses for certain “bad acts.” The RTL-C Guaranty may become full recourse to the Company upon the occurrence of certain events as described in the RTL-C Guaranty.
On November 24, 2025, the Company entered into the Master Repurchase Agreement (the “TRS-W Repurchase Agreement”) with Wells Fargo Bank, National Association, to finance the purchase of RTLs and NQMs as more particularly described in the TRS-W Repurchase Agreement. The TRS-W Repurchase Agreement provides for up to $500 million of financing capacity (the “TRS-W Facility”).
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
As of March 31, 2026, we had outstanding indebtedness of $368.2 million, all of which was incurred under the RTL-C Facility and TRS-W Facility.

CASH FLOWS
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

Three Months Ended March 31,
2026
Beginning of period — cash and cash equivalents and restricted cash	$7,645

Cash flows provided by operating activities	1,745
Cash flows used in investing activities	(216,386)
Cash flows provided by financing activities	210,371
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(4,270)

End of Period — Cash and Cash Equivalents and Restricted Cash	$3,375
Operating Activities
Cash flows provided by operating activities were $1.7 million and were primarily driven by interest income from operations.
Investing Activities
Cash flows used in investing activities were $216.4 million and were related to purchases of RTLs and NQMs.
Financing Activities
Cash flows provided by financing activities were $210.4 million and were related to borrowings under the secured financings of $181.0 million and new subscriptions of $50.1 million partially offset by $19.9 million of secured financing repayments.
RECENT ACCOUNTING DEVELOPMENTS
See Note 2 of our consolidated financial statements in this Quarterly Report on Form 10-Q.
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
The Company has elected the fair value option for certain financial assets and liabilities including RTLs, NQMs and liabilities associated with borrowing facilities. These financial assets and liabilities for which the Company has elected the fair value option are recorded as residential transition loans, at fair value, residential mortgage loans, at fair value and secured financings, at fair value on the consolidated balance sheets. The fair value elections were made to create a more direct alignment between the Company’s financial reporting and the calculation of net asset value per share used to determine the prices at which investors can purchase and redeem shares of the Company’s common shares.
The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument and is irrevocable once elected. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported separately on the Company’s consolidated balance sheets from those instruments using another accounting method.
The Company’s fair value option elections were made in accordance with the guidance in Accounting Standards Codification 825, Financial Instruments that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized in earnings on the consolidated statement of operations within other revenue. In the cases of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense on the consolidated statement of operations within financing fees. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.
OFF-BALANCE SHEET ARRANGEMENTS
We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
CONTRACTUAL OBLIGATIONS
The following table aggregates our contractual obligations and commitments with payments due subsequent to March 31, 2026 (amounts in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Indebtedness (See Note 5)	$368,185	$368,185	$—	$—	$—
Total	$368,185	$368,185	$—	$—	$—
SUBSEQUENT EVENT HIGHLIGHTS
Capital Raise Activity
Since April 1, 2026 through the date of this quarterly report, the Company issued the following shares, including shares issued under the Company's distribution reinvestment plan (amounts in thousands except share data):

	Number of Shares Issued	Gross Proceeds
Class J Shares	968,240	$19,517
Class E Shares	4,958	100
Total	973,198	$19,617
Distributions
Since April 1, 2026 through the date of this quarterly report, the Company issued the following distributions per share:

Declaration Date	Record Date	Class J Shares	Class E Shares	Payment Date
April 30, 2026	April 30, 2026	$0.1700	$0.1700	May 20, 2026
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required under this item.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Neither we nor the Adviser is currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal and regulatory proceedings in the ordinary course of business.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in the Part I, Item 1A. “Risk Factors” section in the 2025 Form 10-K filed with the Securities and Exchange Commission. For the quarter ended March 31, 2026, there were no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended March 31, 2026, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 9, “Related Party Transactions,” to our consolidated financial statements, the Adviser may elect to receive its management fee in cash or Class E shares. During the three months ended March 31, 2026, the Adviser elected to receive its management fees in Class E shares and we issued 3,224 unregistered Class E shares to the Adviser in satisfaction of the management fees totaling $65.1 thousand for the period from December 2025 through January 2026. This issuance to the Adviser was made pursuant to Section 4(a)(2) of the Securities Act.
During the three months ended March 31, 2026, the Company issued 2,421,589 Class J shares and 64,333 Class E shares for aggregate net proceeds of approximately $50.5 million (inclusive of upfront selling commissions of $0.4 million). During the three months ended March 31, 2026, the Company issued 23,133 Class J shares and 336 Class E shares for aggregate net proceeds of approximately $0.5 million as part of the distribution reinvestment program. The offer and sale of these shares were exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) and Regulation D thereunder.
Share Repurchase Plan
Under the Company’s share repurchase plan, shareholders may request on a monthly basis that we repurchase all or any portion of their shares. The Company is not obligated to repurchase any shares and may choose to repurchase only some, or even none, of the shares that have been requested to be repurchased in any particular month in the Company’s discretion. In addition, the Company’s ability to fulfill repurchase requests is subject to a number of limitations. As a result, share repurchases may not be available each month. Under the Company’s share repurchase plan, to the extent the Company chooses to repurchase shares in any particular month, it will only repurchase shares as of the opening of the last business day of that month (each such date, a “Repurchase Date”). Notwithstanding the foregoing, shareholders holding Class J shares have agreed not to submit their Class J shares for repurchase until the date that is two years from the date of purchase of the applicable Class J shares.
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

During the three months ended March 31, 2026, no common shares were repurchased pursuant to the Company’s share repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

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
101
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statement of Operations; (iii) Consolidated Statement of Changes in Shareholders’ Equity; and (iv) Consolidated Statement of Cash Flows

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Exhibit filed herewith.
**	Exhibit furnished herewith.

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
Date: May 12, 2026
	By:	/s/ Michael Nierenberg
Name: Michael Nierenberg Title: Chief Executive Officer and Co-Chief Investment Officer, Trustee

Date: May 12, 2026
	By:	/s/ Nicola Santoro, Jr.
Name: Nicola Santoro, Jr. Title: Chief Financial Officer and Chief Accounting Officer