Form 10-Q
period 2026-06-30
Rithm Perpetual Life Residential Trust
filed 2026-08-10
CIK 2081628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

As of August 7, 2026, the registrant had 7,963,355 common shares of beneficial interest, $0.01 par value per share, outstanding consisting of 7,571,731 Class J common shares and 391,624 Class E common shares.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY
References herein to the “Company,” “we,” “us,” or “our” refer to Rithm Perpetual Life Residential Trust, together with its feeder vehicles, if any, and consolidated subsidiaries unless the context specifically requires otherwise. References herein to “Sponsor” refer to Rithm Capital Corp., a Delaware corporation and a publicly-traded real estate investment trust (“REIT”). References herein to “Adviser” refer to RCM GA Manager LLC, a Delaware limited liability company, an affiliate of the Sponsor and the Company’s external adviser.
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

Risks Related to Our REIT Status and Certain Other Tax Items
•Our failure to qualify as a REIT would subject us to United States (“U.S.”) federal income tax and potentially increased state and local taxes, which would reduce the amount of our income available for distribution to our shareholders.
•REIT distribution requirements could adversely affect our ability to execute on our strategies and may require us to incur debt, sell assets or take other actions to make such distributions.
We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as otherwise required by law, we do not undertake to publicly update or revise any forward-looking statements, including, but not limited to, as a result of new information or future events.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Residential transition loans, at fair value(1)	$380,209	$176,584
Residential mortgage loans, at fair value(1)	199,490	87,630
Cash and cash equivalents	7,998	638
Restricted cash(1)	23,184	7,007
Accounts receivable and other assets(1)	5,147	4,594
Total Assets	$616,028	$276,453
Liabilities and Shareholders’ Equity
Liabilities
Secured financings, at fair value(1)	$467,076	$207,084
Due to related parties(1)	7,306	11,134
Accounts payable and other liabilities(1)	2,496	1,038
Total Liabilities	476,878	219,256
Commitments and Contingencies (Note 11)
Shareholders’ Equity
Common shares, Class J shares, par value $0.01 per share; 6,769,340 and 2,847,900 shares issued and outstanding, respectively	68	28
Common shares, Class E shares, par value $0.01 per share; 384,554 and 159,850 shares issued and outstanding, respectively	4	2
Additional paid-in capital	137,627	59,916
Retained earnings (accumulated deficit)	1,451	(2,749)
Total Shareholders’ Equity	139,150	57,197
Total Liabilities and Shareholders’ Equity	$616,028	$276,453
(1)The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs” and each, a “VIE”). VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Perpetual Life Residential Trust. See Note 7 for further details.

See notes to consolidated financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Revenues
Interest income	$11,239	$18,467
Total Revenues	11,239	18,467
Expenses
Interest expense	(5,932)	(9,792)
General and administrative expenses	(1,617)	(3,026)
Management fees	(198)	(328)
Financing fees	(199)	(459)
Total Expenses	(7,946)	(13,605)
Other Income (Loss)
Realized and unrealized (loss) gain on residential transition loans, at fair value	(85)	215
Realized and unrealized loss on residential mortgage loans, at fair value	(506)	(877)
Total Other (Loss) Income	(591)	(662)
Net Income and Comprehensive Income	$2,702	$4,200

Net Income per Class of Common Share
Class J basic and diluted	$2,574	$3,987
Class E basic and diluted	128	213
Net Income per Share of Common Share
Class J basic and diluted	$0.41	$0.77
Class E basic	0.48	0.90
Class E diluted	0.46	0.86
Weighted Average Number of Common Shares Outstanding
Class J basic and diluted	6,270,987	5,188,901
Class E basic	269,325	237,809
Class E diluted	279,075	247,559
The Company was formed on July 31, 2025. There were no operations during the three and six months ended June 30, 2025.
See notes to consolidated financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30, 2026
	Common Shares
	Class J Shares	Class E Shares	Class J Par Value	Class E Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance at March 31, 2026	5,292,622	227,743	$52	$3	$108,207	$(1,251)	$107,011
Common shares issued	1,411,712	148,230	15	1	31,440	—	31,456
Offering costs	—	—	—	—	(198)	—	(198)
Distribution reinvestment	65,006	894	1	—	1,327	—	1,328
Distribution declared on common shares	—	—	—	—	(3,353)	—	(3,353)
Management fees paid in shares	—	7,687	—	—	155	—	155
Share-based compensation	—	—	—	—	49	—	49
Net income	—	—	—	—	—	2,702	2,702
Balance at June 30, 2026	6,769,340	384,554	$68	$4	$137,627	$1,451	$139,150

	Six Months Ended June 30, 2026
	Common Shares
	Class J Shares	Class E Shares	Class J Par Value	Class E Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
Balance at December 31, 2025	2,847,900	159,850	$28	$2	$59,916	$(2,749)	$57,197
Common shares issued	3,833,301	212,563	39	2	81,475	—	81,516
Offering costs	—	—	—	—	(328)	—	(328)
Distribution reinvestment	88,139	1,230	1	—	1,801	—	1,802
Distribution declared on common shares	—	—	—	—	(5,556)	—	(5,556)
Management fees paid in shares	—	10,911	—	—	221	—	221
Share-based compensation	—	—	—	—	98	—	98
Net income	—	—	—	—	—	4,200	4,200
Balance at June 30, 2026	6,769,340	384,554	$68	$4	$137,627	$1,451	$139,150

The Company was formed on July 31, 2025. There were no operations during the three and six months ended June 30, 2025.
See notes to consolidated financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

Six Months Ended June 30,
2026
Cash Flows From Operating Activities
Net income	$4,200
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Realized and unrealized gain on residential transition loans, at fair value	(215)
Realized and unrealized loss on residential mortgage loans, at fair value	877
Share-based compensation	98
Changes in Assets and Liabilities:
Accounts receivable and other assets	(2,375)
Accounts payable and other liabilities	242
Due to related parties	1,789
Net cash provided by operating activities	4,616

Cash Flows From Investing Activities
Residential transition loan acquisition and funding activities	(289,294)
Residential mortgage loan acquisition and funding activities	(124,203)
Residential transition loan paydowns	81,089
Residential mortgage loan paydowns	12,359
Net cash used in investing activities	(320,049)

Cash Flows From Financing Activities
Borrowings under secured financings	317,237
Repayments of secured financings	(57,245)
Proceeds from issuance of common shares	81,516
Distributions to shareholders	(2,538)
Net cash provided by financing activities	338,970
Net increase in cash and cash equivalents and restricted cash	23,537
Cash and cash equivalents and restricted cash, beginning of period	7,645
Cash and cash equivalents and restricted cash, end of period	$31,182

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$7,998
Restricted cash	23,184
Total Cash and Cash Equivalents and Restricted Cash	$31,182

Supplemental Disclosure of Noncash Investing and Financing Activities:
Distribution reinvestment	$1,802
Management fee paid in shares	$221
The Company was formed on July 31, 2025. There were no operations during the six months ended June 30, 2025.
See notes to consolidated financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

1. ORGANIZATION
Rithm Perpetual Life Residential Trust (the “Company”) was formed on July 31, 2025 as a Maryland statutory trust and intends to elect and qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2025. The Company’s sponsor is Rithm Capital Corp. (the “Sponsor”). RCM GA Manager LLC (the “Adviser”), an affiliate of the Sponsor, serves as the external adviser to the Company pursuant to the advisory agreement between the Company and the Adviser (the “Management Agreement”). The Company will become a “publicly offered REIT” upon filing of its 2025 federal tax return.
The Company’s investment strategy is to invest primarily in North America in asset-based finance opportunities. The Company is initially focusing on residential transition loans (“RTLs” and each, an “RTL”), which are generally short-term loans to finance a property's acquisition or rehabilitation, and non-qualified mortgage loans (“NQMs” and each, an “NQM”) and may also invest across a range of other assets and investment types, including, but not limited to, investments in scratch-and-dent loans which are loans that have become ineligible for sale to government-sponsored entities, non-performing loans and reperforming loans, closed-end second loans, manufactured housing loans, synthetic and/or credit risk transfers, consumer loans, equity and other securities, including collateralized loan obligation securities and other collateralized products and other opportunistic credit investments, in each case subject to compliance with the applicable REIT tax requirements and the applicable provisions of the U.S. Investment Company Act of 1940, as amended and the rules thereunder. Such investments may take the form of debt securities, warrants, options, other derivative instruments and other asset types, including equity-linked securities and, on an opportunistic basis, equity securities.
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
The Company had not commenced operations during the prior-year period of January 1, 2025 through June 30, 2025.
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
Risks and Uncertainties — In the normal course of its business, the Company primarily encounters two significant types of economic risk: credit risk and market risk. Credit risk is the risk of default on the Company’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. The two primary components

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
of credit risk are default risk, which is the risk that a borrower fails to make scheduled principal and interest payments, and loss severity risk, which is the risk of loss upon a borrower’s default on a mortgage loan or other secured or unsecured loan. Loss severity risk includes the risk of loss of value of the property or other asset, if any, securing the loan, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying the Company’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories and other information, the Company believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of the Company’s assets are dependent on its servicers’ and subservicers’ abilities to perform their servicing obligations with respect to the RTLs and NQMs.
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
Cash and Cash Equivalents and Restricted Cash — Cash and cash equivalents include cash maintained in one or more custodian bank accounts. The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, restricted cash was $23.2 million and $7.0 million, respectively. Restricted cash consists of cash balances subject to contractual or legal restrictions on use. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.
Residential Transition Loans and Residential Mortgage Loans — The Company’s loan portfolio primarily consists of RTLs and residential mortgage loans, specifically, NQMs.
The Company has elected to apply the fair value option for all RTLs and residential mortgage loans. The fair value option provides an election which allows a company to irrevocably elect fair value for certain financial assets and liabilities on an instrument-by-instrument basis. The Company elected the fair value option for these loans to better align reported results with the underlying economic changes in value of the loans on the Company’s consolidated balance sheets. Furthermore, as a result of the election to apply the fair value option, these loans are not subject to an allowance for credit losses under the current expected credit losses impairment model. The Company reports the change in the fair value of RTLs and NQMs within realized and unrealized gain (loss) on residential transition loans, at fair value and realized and unrealized gain (loss) on residential mortgage loans, at fair value, respectively, in the consolidated statements of operations.
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
The Company may earn loan extension fees when maturing loans are renewed or extended and amendment fees when loan terms are modified, such as increases in interest reserves and construction holdbacks. Loans are generally only renewed or extended if the loan is not in default and satisfies the Company’s underwriting criteria. Loan fee income is recorded as interest income at origination or amendment given the Company’s election of the fair value option. Both interest and loan fee income earned on mortgage loans are presented in interest income in the consolidated statements of operations.
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
Interest income on residential mortgage loans is accrued based on the unpaid principal balance (“UPB”) and the contractual interest rate. Interest earned on mortgage loans is reported in interest income in the consolidated statements of operations. If it’s probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement, or if the loan becomes 90 days delinquent, the Company will reverse all prior accrued and unpaid interest on such mortgage loan. The Company will return loans to accrual status only when it reinstates the loan and there is no significant uncertainty as to collectability.
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
Distribution Fees and Shareholder Servicing Fees — Distribution fees (“Distribution Fees”) payable to a deal manager and shareholder servicing fees (“Ongoing Servicing Fees”) payable to a dealer manager are charged with respect to certain share classes and are borne by the holders of the applicable share classes. The Company pays these fees over time for distribution-related and ongoing shareholder services provided by participating broker-dealers or financial intermediaries. These fees are calculated as a percentage of the aggregate NAV of the applicable outstanding shares and paid monthly in arrears. Class S and Class T shares are subject to Ongoing Servicing Fees of 0.85% per annum, Class D shares are subject to 0.25% per annum, and Class J and Class J-2 shares are subject to Distribution Fees of up to 0.625% per annum, capped at 50% of the aggregate of the

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
management and Distribution Fees attributable to such shares. Class I and Class E shares are not subject to Ongoing Servicing Fees or Distribution Fees. Shares acquired through the distribution reinvestment plan are subject to the same ongoing fees as the original share class but are not subject to upfront fees. In certain arrangements, shares may convert into Class I shares if total fees reach agreed-upon thresholds or if broker-dealer eligibility lapses.
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
The Adviser has agreed to advance certain of the Company's operating costs and expenses, certain costs and expenses incurred pursuant to the Management Agreement, and other expenses incurred on its behalf, through the earlier of (i) the date that its aggregate NAV is at least $200.0 million and (ii) the first anniversary of the date on which the Company first calculates NAV, which is December 1, 2026 (the “Operating Expense Commencement Date”). The Company will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date. For purposes of calculating the Company's NAV, the operating costs and expenses paid by the Adviser on the Company's behalf through the Operating Expense Commencement Date will not be deducted as an expense until reimbursed by the Company.
After the Operating Expense Commencement Date, the Company will reimburse the Adviser, as applicable, for any operating expenses that it incurs on the Company's behalf as and when incurred. The reimbursements may be paid, at the Adviser’s election, as applicable, in cash or Class E shares, or any combination thereof.
As of June 30, 2026 and December 31, 2025, amounts payable to the Adviser and its affiliates for advanced operating expenses incurred on the Company’s behalf were approximately $2.3 million and $0.5 million, respectively, and are presented within due to related parties on the Company’s consolidated balance sheets. For the three and six months ended June 30, 2026, the Company recognized approximately $0.9 million and $1.8 million, respectively, of such expenses in general and administrative expenses on the consolidated statements of operations. As of June 30, 2026, no payments have been made and the full balance remains payable to the Adviser.
Organization and Offering Expenses — The Adviser advances all of the Company’s organization and offering expenses through the earlier of (i) the date that the Company’s aggregate NAV is at least $200.0 million and (ii) the first anniversary of the date on which the Company first calculates NAV, which is December 1, 2026. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the date on which the Adviser stops advancing organization and offering expenses per the prior sentence. Thereafter, the Company will reimburse the Adviser for any organization and offering expenses as and when incurred. The reimbursements may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof.
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
As of June 30, 2026 and December 31, 2025, amounts payable to the Adviser and its affiliates for advanced organization and offering expenses incurred on the Company’s behalf were approximately $2.7 million, and are included in due to related parties on the Company’s consolidated balance sheets. For the three and six months ended June 30, 2026, the Company did not recognize any organizational and offering expenses related to costs incurred by the Adviser or its affiliates on the Company’s behalf.

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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
3. INVESTMENTS IN LOANS
Residential Transition Loans
The following tables summarize residential transition loans, at fair value by loan type:

	June 30, 2026
	Carrying Value	% of Carrying Value	Loan Count	% of Loan Count	Weighted Average Asset Yield	Weighted Average Original Life (Months)	Weighted Average Loan Balance to Value/After Repair Value(1)
Construction	$157,305	41.4%	68	33.7%	7.7%	12	63.9%
Bridge	158,510	41.7%	72	35.6%	7.9%	12	64.7%
Renovation	64,394	16.9%	62	30.7%	7.4%	10	68.2%
	$380,209	100.0%	202	100.0%	7.7%	11	65.0%
(1)Bridge loans use weighted average loan balance to value. Construction and renovation loans use weighted average loan balance to after repair value.

	December 31, 2025
	Carrying Value	% of Carrying Value	Loan Count	% of Loan Count	Weighted Average Asset Yield	Weighted Average Original Life (Months)	Weighted Average Loan Balance to Value/After Repair Value(1)
Construction	$50,879	28.8%	26	22.4%	8.2%	10	63.4%
Bridge	94,728	53.7%	51	44.0%	8.0%	10	66.1%
Renovation	30,977	17.5%	39	33.6%	7.8%	10	68.2%
	$176,584	100.0%	116	100.0%	8.0%	10	65.7%
(1)Bridge loans use weighted average loan balance to value. Construction and renovation loans use weighted average loan balance to after repair value.
See Note 5 regarding the financing of RTLs.
The following table summarizes the activity of residential transition loans, at fair value on the consolidated balance sheets:

Balance at December 31, 2025	$176,584
Acquisition and funding activities(1)	235,807
Construction/interest holdbacks and draws(1)	48,692
Repayments and sales(1)	(81,089)
Fair Value Adjustments due to:
Realization of cash flows	(55)
Other factors	270
Balance at June 30, 2026	$380,209
(1)Activity in these line items may include amounts processed through the Company’s servicer settlement process. Amounts due to or from the servicer represent activity that occurred but had not yet settled in cash as of period-end. During the six months ended June 30, 2026, the Company settled $7.8 million of prior-period funding activity and has $2.9 million due to the servicer for funding activities.
The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in residential transition loans, at fair value on the consolidated balance sheets:

	June 30, 2026			December 31, 2025
Days Outstanding	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$378,732	$380,209	$1,477	$175,990	$176,584	$594
90+	—	—	—	—	—	—
Total	$378,732	$380,209	$1,477	$175,990	$176,584	$594

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Residential Mortgage Loans
The following table summarizes residential mortgage loans, at fair value:

	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)	Weighted Average Loan Balance to Value
June 30, 2026	$199,490	449	6.0%	7.8	72.7%
December 31, 2025	$87,630	172	6.0%	5.3	73.0%
See Note 5 regarding the financing of residential mortgage loans.
The following table summarizes the activity of residential mortgage loans, at fair value on the consolidated balance sheets:

Balance at December 31, 2025	$87,630
Acquisition and funding activities(1)	124,203
Repayments and sales(1)	(11,466)
Fair Value Adjustments due to:
Realization of cash flows(2)	(248)
Other factors	(629)
Balance at June 30, 2026	$199,490
(1)Activity in these line items may include amounts processed through the Company’s servicer settlement process. Amounts due to or from the servicer represent activity that occurred but had not yet settled in cash as of period-end. During the six months ended June 30, 2026, the Company received $0.4 million related to prior-period repayment activity and is owed $1.4 million from the servicer for repayment activity.
(2)Based on the paydown of the underlying NQMs.
The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of residential mortgage loans, at fair value on the consolidated balance sheets:

	June 30, 2026			December 31, 2025
Days Outstanding	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$194,954	$199,490	$4,536	$85,059	$87,630	$2,571
90+	—	—	—	—	—	—
Total	$194,954	$199,490	$4,536	$85,059	$87,630	$2,571
4. OTHER ASSETS AND OTHER LIABILITIES
The Company's accounts receivable and other assets and accounts payable and other liabilities on the consolidated balance sheets consist of the following:
Accounts Receivable and Other Assets

	June 30, 2026	December 31, 2025
Accrued interest receivable	$5,147	$2,338
Accounts receivable	—	2,256
Total Accounts Receivable and Other Assets	$5,147	$4,594

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Accounts Payable and Other Liabilities

	June 30, 2026	December 31, 2025
Interest payable	$1,280	$1,038
Distribution payable	1,216	—
Total Accounts Payable and Other Liabilities	$2,496	$1,038
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
On November 24, 2025, the Company entered into a Master Repurchase Agreement with Wells Fargo Bank, National Association (the “TRS-W Repurchase Agreement”) to finance the purchase of RTLs and NQMs. The agreement provides for up to $500.0 million of financing capacity with a termination date of November 24, 2028.
The following tables summarize secured financings, at fair value:

	June 30, 2026
						Collateral(1)
Debt Obligations/Collateral	Outstanding Face	Carrying Value / Fair Value	Final Stated Maturity	Rate	Weighted Average Rate	UPB	Fair Value	Weighted Average Life (Years)
Secured Financings:
RTL-C Repurchase Agreement	$184,282	$184,282	Open-ended(2)	SOFR(3) + 2.3%	5.9%	$217,452	$218,219	0.5
TRS-W Repurchase Agreement	282,794	282,794	11/24/2028	SOFR + 1.6%	5.2%	356,234	361,480	4.4
Secured Financings, at Fair Value	$467,076	$467,076				$573,686	$579,699
(1)Secured financing balances may include paydowns that have not settled and are held in restricted cash. Restricted cash is not included in loan fair value.
(2)No stated contractual maturity; terminable by either party in accordance with the agreement.
(3)Secured Overnight Financing Rate (“SOFR”).

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
The following table presents the carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis as of June 30, 2026 and December 31, 2025. It excludes cash and cash equivalents and other short-term receivables and payables for which the carrying value approximates fair value due to their short-term nature and are classified within Level 1.

	June 30, 2026				December 31, 2025
	Carrying Value / Fair Value	Level 1	Level 2	Level 3	Carrying Value / Fair Value	Level 1	Level 2	Level 3
Assets:
RTLs	$380,209	$—	$—	$380,209	$176,584	$—	$—	$176,584
NQMs	199,490	—	—	199,490	87,630	—	—	87,630
Total Assets	$579,699	$—	$—	$579,699	$264,214	$—	$—	$264,214

Liabilities:
Secured financings	$(467,076)	$—	$(467,076)	$—	$(207,084)	$—	$(207,084)	$—
Total Liabilities	$(467,076)	$—	$(467,076)	$—	$(207,084)	$—	$(207,084)	$—

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following tables summarize the changes in the Company’s Level 3 financial assets measured at fair value on a recurring basis:

	RTLs	NQMs	Total
Balance at March 31, 2026	$319,172	$156,107	$475,279
Acquisition and funding activities	128,568	50,640	179,208
Paydowns	(67,446)	(6,751)	(74,197)
Fair Value Adjustments due to:
Realization of cash flows	(55)	(153)	(208)
Other factors(1)	(30)	(353)	(383)
Balance at June 30, 2026	$380,209	$199,490	$579,699
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$26	$(381)	$(355)

	RTLs	NQMs	Total
Balance at December 31, 2025	$176,584	$87,630	$264,214
Acquisition and funding activities	284,499	124,203	408,702
Paydowns	(81,089)	(11,466)	(92,555)
Fair Value Adjustments due to:
Realization of cash flows	(55)	(248)	(303)
Other factors(1)	270	(629)	(359)
Balance at June 30, 2026	$380,209	$199,490	$579,699
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$298	$(651)	$(353)
Residential Transition Loans
The Company classifies certain RTLs as Level 3 in the fair value hierarchy. Performing and non-performing RTLs are valued using an income approach through pricing models to forecast cash flows with inputs such as default rates, prepayment speeds and discount rates and may include adjustments based on consensus pricing (broker quotes).
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes certain information regarding the weighted averages of significant inputs (weighted by fair value) used in valuing performing RTLs, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	Default Rate	Loss Severity
June 30, 2026	$380,209	7.7%	50.0%	1.0%	15.0%
December 31, 2025	$176,584	8.0%	50.0%	1.3%	25.0%
Residential Mortgage Loans
Residential mortgage loans, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate and credit quality. NQMs are loans that do not meet the qualified mortgage rules per the Consumer Financial Protection Bureau. Residential mortgage loans, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans, (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics, (iv) internal pricing models to forecast loan level cash flows using inputs such as default rates, prepayment speeds and discount rates or (v) consensus pricing (broker quotes) or historical sale transactions for similar loans. As these prices are derived from market observable inputs combined with management’s best estimate, the Company classifies these valuations as Level 3 in the fair value hierarchy.
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
The following table summarizes certain information regarding the ranges and weighted averages of significant inputs (weighted by fair value) used in valuing residential mortgage loans, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	Default Rate	Loss Incidence
June 30, 2026	$199,490	6.0%	10.7%	0.3%	0.01%
December 31, 2025	$87,630	6.0%	16.8%	0.4%	0.1%
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the assets and liabilities of each consolidated VIE:

	June 30, 2026		December 31, 2025
	RTL VIE	TRS-W VIE	RTL VIE	TRS-W VIE
Assets:
Residential transition loans, at fair value	$218,219	$161,990	$176,584	$—
Residential mortgage loans, at fair value	—	199,490	—	87,630
Restricted cash	22,698	486	7,007	—
Accounts receivable and other assets	1,874	3,273	1,420	3,173
Total Assets	$242,791	$365,239	$185,011	$90,803
Liabilities:
Secured financings, at fair value	$184,282	$282,794	$135,182	$71,902
Due to (from) related parties	1,461	244	7,898	(425)
Accounts payable and other liabilities	947	332	704	334
Total Liabilities	$186,690	$283,370	$143,784	$71,811
8. EQUITY AND EARNINGS PER SHARE
As of June 30, 2026, the Company is authorized to issue an unlimited number of common shares, par value $0.01 per share. In connection with the initial closing of the Private Offering, the Company amended and restated its declaration of trust, which authorizes (i) an unlimited number of common shares of beneficial interest, par value $0.01 per share, including (a) an unlimited number of common shares classified as Class S common shares, par value $0.01 (“Class S”), (b) an unlimited number of common shares classified as Class T common shares, par value $0.01 (“Class T”), (c) an unlimited number of common shares classified as Class D common shares, par value $0.01 (“Class D”), (d) an unlimited number of common shares classified as Class I common shares, par value $0.01 (“Class I”), (e) an unlimited number of common shares classified as Class J common shares, par value $0.01 (“Class J”), (f) an unlimited number of common shares classified as Class J-2 common shares, par value $0.01 (“Class J-2”) and (g) an unlimited number of common shares classified as Class E common shares, par value $0.01 (“Class E”), and (ii) an unlimited number of shares classified as preferred shares. In September 2025, the Company commenced the continuous private offering of its common shares pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions in which the offering is being made.
The Adviser may, at its discretion, elect to receive Class E shares in lieu of cash as payment for management fees, primarily to support the Company’s cash management objectives and to align interests; however, the Adviser may have its shares repurchased from time to time. For the three and six months ended June 30, 2026, the Adviser elected to receive $155.5 thousand in Class E shares or 7,687 Class E shares and $220.6 thousand in Class E shares or 10,911 Class E shares, respectively.
In order to facilitate the origination or acquisition of the Company’s initial investments, the Sponsor (or an affiliate) has agreed to purchase (in one or more purchases) the lesser of (i) 5% of the Company’s total NAV and (ii) $20.0 million of Class E shares at a price per share equal to the most recently determined NAV of Class E shares. Since inception through June 30, 2026, the Adviser contributed $6.2 million and as of June 30, 2026 held 309,241 Class E shares.
The share classes have different upfront selling commissions, dealer manager fees and Ongoing Servicing Fees, as well as different management and performance fees.
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
During the three and six months ended June 30, 2026, no common shares were repurchased pursuant to the Company’s share repurchase plan.
Distributions
The Company considers a variety of factors when determining its distributions, including cash flows from operations, funds available for distribution, NAV and total return, and in any case, generally intends to distribute its net income in a manner intended to satisfy the 90% distribution requirement to comply with the REIT provisions of the Code and to avoid both corporate income tax and the 4% nondeductible excise tax.
The following tables detail the net distributions declared for each applicable class of common shares. Class J and Class E shares are not subject to a servicing fee.

	Three Months Ended June 30, 2026
	Class J	Class E
Net Distributions Declared per Common Share	$0.5100	$0.5100

	Six Months Ended June 30, 2026
	Class J	Class E
Net Distributions Declared per Common Share	$1.0200	$1.0200

Earnings Per Share
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Approximately 9,750 unvested shares for the three and six months ended June 30, 2026 were excluded from the basic per share computations as their vesting is contingent upon achievement of a service requirement which had not been met during the period.
The following table summarizes the basic and diluted earnings per share calculations. The Company was formed on July 31, 2025. There were no operations during the three and six months ended June 30, 2025:

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Net Income per Class of Common Share
Class J basic and diluted	$2,574	$3,987
Class E basic and diluted	128	213

Weighted Average Number of Common Shares Outstanding
Class J basic and diluted	6,270,987	5,188,901
Class E basic	269,325	237,809
Effect of dilutive Class E unvested shares	9,750	9,750
Class E diluted	279,075	247,559

Net Income per Share of Common Share
Class J basic and diluted	$0.41	$0.77
Class E basic	0.48	0.90
Class E diluted	0.46	0.86
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
The components of due to related parties of the Company on the consolidated balance sheets were as follows:

	June 30, 2026	December 31, 2025
Due to servicer	$1,704	$7,473
Due to Adviser, net	5,088	3,582
Management fee payable	137	30
Distribution fee payable	358	30
Trustee fee payable	19	19
Due to Related Parties	$7,306	$11,134
Upfront Selling Commissions and Dealer Manager Fees — The Company does not charge upfront selling commissions, origination fees or dealer manager fees directly with respect to Class S, Class T, Class D, Class J or Class J-2 shares. However, financial intermediaries may charge subscribers transaction or placement fees, including upfront selling commissions, in amounts that vary by share class and intermediary, subject to maximum thresholds. Specifically, Class S and Class T shares may be subject to aggregate upfront fees of up to 3.5% of the transaction price, Class D shares up to 1.5% of the net offering price and Class J and Class J-2 shares up to 2.0% of the transaction price. If a dealer manager is engaged, it may also charge upfront dealer manager fees, provided that total fees do not exceed the stated maximums per share class. No upfront selling commissions, dealer manager fees, or similar placement fees are paid with respect to purchases of Class I or Class E shares, or shares of any class acquired pursuant to the Company’s distribution reinvestment plan.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
For the three and six months ended June 30, 2026, certain Class J shareholders were charged $0.4 million and $0.8 million of selling commissions, respectively. These selling commissions were borne by the applicable shareholders and were not expenses of the Company; accordingly, they are not reflected in the Company’s consolidated financial statements.
Management Fee — Until the Company becomes a “publicly offered REIT” for U.S. federal income tax purposes, the Company will pay a management fee equal to 1.25% of NAV per annum (less any Distribution Fees), payable monthly in arrears. After the Company becomes a “publicly offered REIT” for U.S. federal income tax purposes:
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
For the avoidance of doubt, the amount of the management fee paid by any class of shares to the Adviser for a given period will be reduced by the amount of any Distribution Fees with respect to such class for such period. Until the Company becomes a “publicly offered REIT” for U.S. federal income tax purposes and in order to meet the applicable REIT tax requirements, the Company intends to only issue Class J and Class E shares.
Any management fee is calculated and paid to the Adviser on a class-by-class basis, based on the NAV of each applicable class of the Company’s shares. In calculating the Adviser’s management fee, the Company will use the NAV before giving effect to accruals for the management fee, performance fee, Ongoing Servicing Fees payable to a dealer manager, if any, Distribution Fees payable to a dealer manager, if any, or distributions payable on the Company’s shares.
All or a portion of the management fee may be paid, at the Adviser’s election, in cash or Class E shares. The Adviser may elect to receive Class E shares primarily for the Company’s cash management purposes and alignment of interest, but may have its shares repurchased from time to time. For the three and six months ended June 30, 2026, the Adviser elected to receive $155.5 thousand and $220.6 thousand, respectively, in Class E shares.
For the three and six months ended June 30, 2026, the Company incurred approximately $198.4 thousand and $327.8 thousand, respectively, of management fees, which are recorded in management fees on the consolidated statements of operations. For the three and six months ended June 30, 2026, the Company incurred approximately $198.4 thousand and $327.8 thousand, respectively, of Distribution Fees, which are classified as offering costs on the consolidated statements of changes in shareholders’ equity.
Performance Fee — Pursuant to the terms of the Management Agreement, the Adviser became entitled to earn a performance fee upon the effectiveness of the Company's Registration Statement on Form 10. The performance fee is accrued monthly and payable quarterly (or part thereof that the Management Agreement is in effect) in arrears. The performance fee is an amount, not less than zero, equal to 12.5% of Core Earnings (as defined below) for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on adjusted capital (as defined below), equal to 1.25% per quarter (the “hurdle rate”), or an annualized hurdle rate of 5.0%. As a result, the Adviser does not earn a performance fee for any quarter until Core Earnings for such quarter exceeds the hurdle rate of 1.25%.
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
For the three and six months ended June 30, 2026, no performance fees were earned.
Acquisition Expense Reimbursement — The Company reimburses the Adviser for out-of-pocket expenses in connection with the selection, acquisition, origination, financing and management of investments, whether or not such investments are made. The reimbursements may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof.
For the three and six months ended June 30, 2026, no acquisition expenses were reimbursed.
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
For the three and six months ended June 30, 2026, $0.5 million and $0.9 million, respectively, of expenses were reimbursed to the Adviser and affiliates of the Adviser.
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
For the three and six months ended June 30, 2026, $106.3 thousand and $212.5 thousand, respectively, of Trustee compensation has been recognized.

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
Capital Commitments — As of June 30, 2026, the Company had outstanding capital commitments related to investments in the following investment types:
•Residential Transition Loans — As of June 30, 2026, the Company had commitments to fund additional advances on existing loans up to $203.7 million. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before the Company funds the commitments.
12. SEGMENT REPORTING
The Company operates through one operating and reportable segment. The Company’s chief operating decision makers (“CODMs”) are its Chief Executive Officer and Chief Financial Officer. The Company concluded that it has a single operating segment, as this reflects how the CODMs allocate resources and assess performance under the Company's “one-firm approach,” which includes operating collaboratively across products with a single expense pool. Net income (loss) is the primary measure of segment operating performance used by the CODMs to evaluate segment results. The Company’s, and therefore the single segment’s, primary source of revenues is interest income generated from the investments in loans. The Company generates all of its revenues in the United States. The significant expense categories that are regularly reviewed by the CODMs are presented in the Company’s consolidated statements of operations and include interest expense.
13. SUBSEQUENT EVENTS
These financial statements include a discussion of material events that have occurred subsequent to June 30, 2026 through the issuance of these financial statements. Events subsequent to that date have not been considered in these financial statements.
Capital Raise Activity
Since July 1, 2026, the Company issued the following shares, including shares issued under the Company's distribution reinvestment plan:

	Number of Shares Issued	Gross Proceeds
Class J Shares	802,391	$16,178
Class E Shares	7,071	143
Total	809,461	$16,321

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Distributions
Since July 1, 2026, the Company declared the following distributions per share:

Declaration Date	Record Date	Class J Shares	Class E Shares	Payment Date
July 31, 2026	July 31, 2026	$0.1700	$0.1700	August 20, 2026

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
•preserve and protect invested capital, by focusing on high quality real assets with an emphasis on current cash flow;
•aim to capture yield and/or capital appreciation while managing downside risk by acquiring assets where downside protection is the asset itself;
•mitigate downside risk through appropriate loan to value ratios with meaningful borrower equity; and
•provide a diversified investment alternative for shareholders seeking to allocate a portion of their long-term investment portfolios to credit-focused real estate assets with lower volatility than listed public real estate companies.
We may not achieve our investment objectives. See Part I, Item 1A. “Risk Factors” in the 2025 Form 10-K.
We are structured as a privately placed, non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our subsidiaries. We intend to elect and qualify as a REIT under the Internal Revenue Code of 1986, as amended for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2025.
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

Q2 2026 HIGHLIGHTS
Fundraising
•In connection with our private offering of our common shares (the “Private Offering”) pursuant to the exemption from registration provided by Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), the Company sold an aggregate of 1,559,941 common shares (the “Shares”) for aggregate consideration of approximately $31.8 million (inclusive of upfront selling commissions of $0.4 million) during the three months ended June 30, 2026. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder. The 1,559,941 common shares consisted of (i) 1,411,712 Class J common shares, par value $0.01 per share (the “Class J shares”), sold for an aggregate consideration of approximately $28.8 million (inclusive of upfront selling commissions of $0.4 million) and (ii) 148,230 Class E common shares, par value $0.01 per share (the “Class E shares”), sold for an aggregate consideration of $3.0 million.
Distributions
•Declared monthly net distributions totaling $3.4 million for the three months ended June 30, 2026.
Investments
•The Company acquired $98.0 million of RTLs including $0.5 million of accrued interest. The acquisition of the RTLs was financed with borrowings of $73.8 million. In addition, the Company funded $31.1 million of draws and received $67.4 million of paydowns.
•The Company acquired $51.0 million of NQMs including $0.3 million of accrued interest. The acquisition of the NQMs was financed with borrowings of $40.5 million. In addition, the Company received $6.8 million of paydowns.
INVESTMENT PORTFOLIO
Summary of Portfolio
The following table summarizes RTLs, at fair value on the consolidated balance sheets by loan type (dollars in thousands):

	June 30, 2026
	Carrying Value	% of Carrying Value	Loan Count	% of Loan Count	Weighted Average Asset Yield	Weighted Average Original Life (Months)	Weighted Average Loan Balance to Value/After Repair Value(1)
Construction	$157,305	41.4%	68	33.7%	7.7%	12	63.9%
Bridge	158,510	41.7%	72	35.6%	7.9%	12	64.7%
Renovation	64,394	16.9%	62	30.7%	7.4%	10	68.2%
	$380,209	100.0%	202	100.0%	7.7%	11	65.0%
(1)Bridge loans use weighted average loan balance to value. Construction and renovation loans use weighted average loan balance to after repair value.
The following table summarizes residential mortgage loans, at fair value on the consolidated balance sheets (dollars in thousands):

	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)
June 30, 2026	$199,490	449	6.0%	7.8

RESULTS OF OPERATIONS
The following table summarizes the changes in our results of operations for the three months ended June 30, 2026 compared to the three months ended March 31, 2026. The Company was formed on July 31, 2025, with operations commencing concurrently with the initial closing of our Private Offering on December 1, 2025. Therefore there were no operations during the six months ended June 30, 2025. Our results of operations are not necessarily indicative of our future performance.

	Three Months Ended
(dollars in thousands)	June 30, 2026	March 31, 2026	QoQ Change
Revenues
Interest income	$11,239	$7,228	$4,011
Total Revenues	11,239	7,228	4,011
Expenses
Interest expense	(5,932)	(3,860)	(2,072)
General and administrative expenses	(1,617)	(1,410)	(207)
Management fees	(198)	(129)	(69)
Financing fees	(199)	(260)	61
Total Expenses	(7,946)	(5,659)	(2,287)
Other Income (Loss)
Realized and unrealized (loss) gain on residential transition loans, at fair value	(85)	300	(385)
Realized and unrealized loss on residential mortgage loans, at fair value	(506)	(371)	(135)
Total Other (Loss) Income	(591)	(71)	(520)
Net Income and Comprehensive Income	$2,702	$1,498	$1,204
Interest Income
Interest income was $11.2 million for the three months ended June 30, 2026, an increase of $4.0 million, compared to $7.2 million for the three months ended March 31, 2026. The increase was primarily driven by additional investments in RTLs and NQMs, which resulted in higher interest income.
Interest Expense
Interest expense was $5.9 million for the three months ended June 30, 2026, an increase of $2.1 million, as compared to $3.9 million for the three months ended March 31, 2026. The increase was primarily driven by increased borrowings on secured financings in connection with additional investments in RTLs and NQMs.
General and Administrative Expenses
General and administrative expenses were $1.6 million for the three months ended June 30, 2026, an increase of $0.2 million, as compared to $1.4 million for the three months ended March 31, 2026. The increase was primarily driven by continued scaling of the Company’s platform.
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
The Adviser advances all our organization and offering expenses through the earlier of (i) the date that our aggregate NAV is at least $200 million and (ii) the first anniversary of the date on which we first calculate NAV (the “Operating Expense Commencement Date”), and the Adviser has agreed to advance certain of our operating costs and expenses through the Operating Expense Commencement Date. We will reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months following the end of such advancements. For purposes of calculating our NAV, the organization and offering expenses and operating costs and expenses advanced by the Adviser will not be deducted as an expense until reimbursed by us (however such expenses may be amortized in order to mitigate these effects). After the end of such advancements, we will reimburse the Adviser for any organization and offering expenses and operating costs and expenses it incurs on behalf of us as and when incurred.
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
The following table provides a breakdown of the major components of our total NAV, a non-GAAP (as defined below) measure, as of June 30, 2026 (amounts in thousands):

Components of NAV	June 30, 2026
Residential transition loans, at fair value	$380,209
Residential mortgage loans, at fair value	199,490
Cash and cash equivalents	7,998
Restricted cash	23,184
Accounts receivable and other assets	5,147
Secured financings, at fair value	(467,076)
Due to related parties	(2,162)
Accounts payable and other liabilities	(2,496)
NAV	$144,294

The following table reconciles generally accepted accounting principles (“GAAP”) shareholders’ equity per our consolidated balance sheet to our NAV as of June 30, 2026 (amounts in thousands):

June 30, 2026
Shareholders’ equity	$139,150
Adjustments:
Prepaid share-based compensation	81
Organization expenses advanced by Adviser(1)	2,741
Operating expenses advanced by Adviser(2)	2,322
NAV	$144,294
(1)This represents the unamortized amount of organization expenses and offering costs advanced by the Adviser. The Adviser had agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees, Ongoing Servicing Fees and Distribution Fees) through the earlier of (i) the date that our aggregate NAV is at least $200.0 million and (ii) the first anniversary of the date on which we first calculate NAV, which is December 1, 2026. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the date on which the Adviser stops advancing organization and offering expenses per the prior sentence. Thereafter, the Company will reimburse the Adviser for any organization and offering expenses as and when incurred.
(2)This represents the unamortized amount of operating expenses advanced by the Adviser. The Adviser had agreed to advance operating expenses on behalf of the Company through the earlier of (i) the date that our aggregate NAV is at least $200.0 million and (ii) the first anniversary of the date on which we first calculate NAV, which is December 31, 2026. Operating expenses incurred after the first anniversary of the initial closing of our Private Offering will be paid by the Company and deducted as an expense for NAV as incurred.
The following table provides a breakdown of our total NAV and NAV per share by class, both non-GAAP measures, as of June 30, 2026 (amounts in thousands, except share and per share data):

NAV per share	Class J Shares	Class E Shares	Total
NAV	$136,495	$7,799	$144,294
Number of outstanding shares	6,769,340	384,554	7,153,894
NAV per share	$20.1637	$20.2802
DISTRIBUTIONS
Beginning in January 2026, we have declared monthly distributions for each class with outstanding common shares, which have generally been paid 20 days after month-end. Each class of our common shares received the same aggregate gross distribution of $1.0200 per share for the six months ended June 30, 2026.
The following table details the total gross distributions for each of our share classes through June 30, 2026:

Record Date	Class J	Class E
January 30, 2026	$0.1700	$0.1700
February 27, 2026	0.1700	0.1700
March 31, 2026	0.1700	0.1700
April 30, 2026	0.1700	0.1700
May 29, 2026	0.1700	0.1700
June 30, 2026	0.1700	0.1700
Total	$1.0200	$1.0200

The following table summarizes our distributions declared for the six months ended June 30, 2026 (amounts in thousands):

	Six Months Ended June 30, 2026
Distributions:	Amount	Percentage
Payable in cash	$3,255	59%
Reinvestable in shares	2,301	41%
Total Distributions	$5,556	100%

Sources of Distributions:
Cash flows from operating activities	$4,616	83%
Interest receivable	940	17%
Total Sources of Distributions	$5,556	100%
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We believe we have sufficient liquidity to operate our business, with $8.0 million of immediate liquidity as of June 30, 2026, which is comprised of cash and cash equivalents. Aside from cash flows from operations, we obtain incremental liquidity through the sale of our common shares.
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
Capital Resources
Repurchase Agreement Facilities
On November 24, 2025, the Company entered into the Master Repurchase Agreement (the “RTL-C Repurchase Agreement”) with Churchill MRA Funding I LLC (“Churchill”), to finance the purchase of RTLs and similar loans as more particularly described in the RTL-C Repurchase Agreement. The RTL-C Repurchase Agreement provides for up to $500.0 million of financing capacity (the “RTL-C Facility”).
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
On November 24, 2025, the Company entered into the Master Repurchase Agreement (the “TRS-W Repurchase Agreement”) with Wells Fargo Bank, National Association, to finance the purchase of RTLs and NQMs as more particularly described in the TRS-W Repurchase Agreement. The TRS-W Repurchase Agreement provides for up to $500.0 million of financing capacity (the “TRS-W Facility”).
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
As of June 30, 2026, we had outstanding indebtedness of $467.1 million, all of which was incurred under the RTL-C Facility and TRS-W Facility.
CASH FLOWS
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash (amounts in thousands):

Six Months Ended June 30,
2026
Beginning of period — cash and cash equivalents and restricted cash	$7,645

Cash flows provided by operating activities	4,616
Cash flows used in investing activities	(320,049)
Cash flows provided by financing activities	338,970
Net Increase in Cash and Cash Equivalents and Restricted Cash	23,537

End of Period — Cash and Cash Equivalents and Restricted Cash	$31,182
Operating Activities
Cash flows provided by operating activities were $4.6 million and were primarily driven by interest income from operations.
Investing Activities
Cash flows used in investing activities were $320.0 million and were related to purchases of RTLs and NQMs.
Financing Activities
Cash flows provided by financing activities were $339.0 million and were related to borrowings under the secured financings of $317.2 million and new subscriptions for common shares of $81.5 million, partially offset by $57.2 million of secured financing repayments and $2.5 million of cash distributions.
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
The Company’s fair value option elections were made in accordance with the guidance in Accounting Standards Codification 825, Financial Instruments that allows entities to make an irrevocable election of fair value as the initial and subsequent measurement attribute for certain eligible financial assets and liabilities. In the cases of loans and securities investments for which the fair value option is elected, loan origination fees and costs related to the origination or acquisition of the instrument should be immediately recognized on the consolidated statements of operations within general and administrative expenses. In the cases of debt facilities for which the fair value option is elected, financing fees related to the debt should be immediately recognized as an expense on the consolidated statements of operations within financing fees. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a lender reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks and does not include any entity-specific costs or fees.
OFF-BALANCE SHEET ARRANGEMENTS
We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
CONTRACTUAL OBLIGATIONS
The following table aggregates our contractual obligations and commitments with payments due subsequent to June 30, 2026 (amounts in thousands):

	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Indebtedness (See Note 5)	$467,076	$467,076	$—	$—	$—
Total	$467,076	$467,076	$—	$—	$—
SUBSEQUENT EVENT HIGHLIGHTS
Capital Raise Activity
Since July 1, 2026 through the date of this Quarterly Report on Form 10-Q, the Company issued the following shares, including shares issued under the Company's distribution reinvestment plan (amounts in thousands except share data):

	Number of Shares Issued	Gross Proceeds
Class J Shares	802,391	$16,178
Class E Shares	7,071	143
Total	809,461	$16,321
Distributions
Since July 1, 2026 through the date of this Quarterly Report on Form 10-Q, the Company declared the following distributions per share:

Declaration Date	Record Date	Class J Shares	Class E Shares	Payment Date
July 31, 2026	July 31, 2026	$0.1700	$0.1700	August 20, 2026

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
ITEM 1A. RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in the Part I, Item 1A. “Risk Factors” section in the 2025 Form 10-K filed with the Securities and Exchange Commission. For the quarter ended June 30, 2026, there were no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended June 30, 2026, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 9, “Related Party Transactions,” to our consolidated financial statements, the Adviser may elect to receive its management fee in cash or Class E shares. During the three months ended June 30, 2026, the Adviser elected to receive its management fees in Class E shares and we issued 7,687 unregistered Class E shares to the Adviser in satisfaction of the management fees totaling $155.5 thousand for the period from February through April 2026. This issuance to the Adviser was made pursuant to Section 4(a)(2) of the Securities Act.
During the three months ended June 30, 2026, the Company issued 1,411,712 Class J shares and 148,230 Class E shares for aggregate net proceeds of approximately $31.8 million (inclusive of upfront selling commissions of $0.4 million). During the three months ended June 30, 2026, the Company issued 65,006 Class J shares and 894 Class E shares for aggregate net proceeds of approximately $1.3 million as part of the distribution reinvestment plan. The offer and sale of these shares were exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) and Regulation D thereunder.
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

During the three months ended June 30, 2026, no common shares were repurchased pursuant to the Company’s share repurchase plan.
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
101
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; and (iv) Consolidated Statement of Cash Flows

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
Date: August 10, 2026
	By:	/s/ Michael Nierenberg
Name: Michael Nierenberg Title: Chief Executive Officer and Co-Chief Investment Officer, Trustee

Date: August 10, 2026
	By:	/s/ Nicola Santoro, Jr.
Name: Nicola Santoro, Jr. Title: Chief Financial Officer and Chief Accounting Officer