Form 10-Q
period 2026-09-30
Rithm Perpetual Life Residential Trust
filed 2026-11-10
CIK 2081628

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

As of November 9, 2026, the registrant had 8,370,369 common shares of beneficial interest, $0.01 par value per share, outstanding consisting of 7,966,175 Class J common shares and 404,194 Class E common shares.

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
Our business, financial condition, results of operations, net income and prospects, and our ability to satisfy our debt obligations or make distributions to our shareholders are subject to numerous risks, and the following summarizes the principal risks that may materially adversely affect the foregoing. The following should be carefully read in conjunction with the more complete discussion of risk factors we face set forth in Part I, Item 1A. “Risk Factors” section of our Annual Report on Form 10-K for the period ended December 31, 2025 (the “2025 Form 10-K”). These risks include, among others:
Risks Related to Our Business and Operations
•We have a limited operating history, and there is no assurance that we will be able to successfully achieve our investment objectives.
•We face risks associated with the deployment of our capital.
•We are dependent on the Adviser and its affiliates and their key personnel who provide services to us through the advisory agreement between us and the Adviser, dated as of November 18, 2025 (as amended by Amendment No. 1 to the Advisory Agreement, dated November 9, 2026 (the “Amendment”), the “Advisory Agreement”), and we may not find a suitable replacement for the Adviser if the Advisory Agreement is terminated, or for these key personnel if they leave us or otherwise become unavailable to us.
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
•We may face risks associated with hedging and investments in derivatives.
•We may not be able to access financing sources on attractive terms which could adversely affect our ability to execute our business plan.
Risks Related to Our Relationship with the Adviser and the Advisory Agreement
•We depend on the Adviser to select our investments and otherwise conduct our business, and any material adverse change in its financial condition or our relationship with the Adviser could have a material adverse effect on us.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Residential transition loans, at fair value(1)	$448,931	$176,584
Residential mortgage loans, at fair value(1)	214,359	87,630
Cash and cash equivalents	4,783	638
Restricted cash(1)	5,681	7,007
Accounts receivable and other assets(1)	6,094	4,594
Derivative assets, at fair value	1,103	—
Total Assets	$680,951	$276,453
Liabilities and Shareholders’ Equity
Liabilities
Secured financings, at fair value(1)	$512,944	$207,084
Due to related parties(1)	5,379	11,134
Accounts payable and other liabilities(1)	2,663	1,038
Total Liabilities	520,986	219,256
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Common shares, Class J shares, par value $0.01 per share; 7,777,301 and 2,847,900 shares issued and outstanding, respectively	78	28
Common shares, Class E shares, par value $0.01 per share; 395,936 and 159,850 shares issued and outstanding, respectively	4	2
Additional paid-in capital	159,432	59,916
Retained earnings (accumulated deficit)	451	(2,749)
Total Shareholders’ Equity	159,965	57,197
Total Liabilities and Shareholders’ Equity	$680,951	$276,453
(1)The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs” and each, a “VIE”). VIE assets can only be used to settle obligations and liabilities of the VIEs. Substantially all obligations of the consolidated VIEs are non-recourse to Rithm Perpetual Life Residential Trust. As of September 30, 2026 and December 31, 2025, total assets of such consolidated VIEs were $674.6 million and $275.8 million, respectively, and total liabilities of such consolidated VIEs were $512.2 million and $215.6 million, respectively. See Note 8 for further details.

See notes to consolidated financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,	For the Period of July 31, 2025 (date of formation) through September 30,	Nine Months Ended September 30,	For the Period of July 31, 2025 (date of formation) through September 30,
	2026	2025	2026	2025
Revenues
Interest income	$13,410	$—	$31,877	$—
Other revenues	—	—(1)	—	—(1)
Total Revenues	13,410	—(1)	31,877	—(1)
Expenses
Interest expense	(7,113)	—	(16,905)	—
General and administrative expenses	(770)	—	(3,796)	—
Management fees	(237)	—	(565)	—
Financing and other fees	(282)	—	(741)	—
Total Expenses	(8,402)	—	(22,007)	—
Other Income (Loss)
Realized and unrealized gain on residential transition loans, at fair value	693	—	908	—
Realized and unrealized loss on residential mortgage loans, at fair value	(2,325)	—	(3,202)	—
Realized and unrealized gain on derivatives	1,103	—	1,103	—
Total Other Income (Loss)	(529)	—	(1,191)	—
Net Income and Comprehensive Income	$4,479	$ —(1)	$8,679	$ —(1)

Net Income by Class of Common Share
Class J basic and diluted	$4,245	$—	$8,232	$—
Class E basic and diluted	234	—(1)	447	—(1)
Net Income per Common Share
Class J basic and diluted	$0.57	$—	$1.38	$—
Class E basic	0.61	0.04	1.56	0.04
Class E diluted	0.60	0.04	1.51	0.04
Weighted Average Number of Common Shares Outstanding
Class J basic and diluted	7,491,418	—	5,965,039	—
Class E basic	382,073	100	286,578	100
Class E diluted	391,823	100	296,328	100
(1)Amount is presented as zero as it is less than one thousand.
See notes to consolidated financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM JULY 31, 2025 (DATE OF FORMATION) THROUGH SEPTEMBER 30, 2025
(dollars in thousands, except share and per share data)

	Three Months Ended September 30, 2026
	Common Shares
	Class J Shares	Class E Shares	Class J Par Value	Class E Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance at June 30, 2026	6,769,340	384,554	$68	$4	$139,078	$—	$139,150
Common shares issued	926,361	—	9	—	18,668	—	18,677
Shareholder servicing fees	—	—	—	—	(237)	—	(237)
Distribution reinvestment	81,600	913	1	—	1,663	—	1,664
Distributions declared on common shares	—	—	—	—	—	(4,028)	(4,028)
Management fees paid in shares	—	10,469	—	—	212	—	212
Share-based compensation	—	—	—	—	48	—	48
Net income	—	—	—	—	—	4,479	4,479
Balance at September 30, 2026	7,777,301	395,936	$78	$4	$159,432	$451	$159,965

	For the Period of July 31, 2025 (date of formation) through September 30, 2025
	Common Shares
	Class J Shares	Class E Shares	Class J Par Value	Class E Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance at July 31, 2025	—	—	$—	$—	$—	$—	$—
Common shares issued	—	100	—	—(1)	2	—	2
Net income	—	—	—	—	—	—(1)	—(1)
Balance at September 30, 2025	—	100	$—	$ —(1)	$2	$ —(1)	$2
(1)Amount is presented as zero as it is less than one thousand.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM JULY 31, 2025 (DATE OF FORMATION) THROUGH SEPTEMBER 30, 2025
(dollars in thousands, except share and per share data)

	Nine Months Ended September 30, 2026
	Common Shares
	Class J Shares	Class E Shares	Class J Par Value	Class E Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
Balance at December 31, 2025	2,847,900	159,850	$28	$2	$59,916	$(2,749)	$57,197
Common shares issued	4,759,662	212,563	48	2	100,143	—	100,193
Shareholder servicing fees	—	—	—	—	(565)	—	(565)
Distribution reinvestment	169,739	2,143	2	—	3,464	—	3,466
Distributions declared on common shares	—	—	—	—	(4,105)	(5,479)	(9,584)
Management fees paid in shares	—	21,380	—	—	433	—	433
Share-based compensation	—	—	—	—	146	—	146
Net income	—	—	—	—	—	8,679	8,679
Balance at September 30, 2026	7,777,301	395,936	$78	$4	$159,432	$451	$159,965

	For the Period of July 31, 2025 (date of formation) through September 30, 2025
	Common Shares
	Class J Shares	Class E Shares	Class J Par Value	Class E Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance at July 31, 2025	—	—	$—	$—	$—	$—	$—
Common shares issued	—	100	—	—(1)	2	—	2
Net income	—	—	—	—	—	—(1)	—(1)
Balance at September 30, 2025	—	100	$—	$ —(1)	$2	$ —(1)	$2
(1)Amount is presented as zero as it is less than one thousand.
See notes to consolidated financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,	For the Period of July 31, 2025 (date of formation) through September 30,
	2026	2025
Cash Flows From Operating Activities
Net income	$8,679	$ —(1)
Adjustments to Reconcile Net Income to Net Cash from Operating Activities:
Realized and unrealized gain on residential transition loans, at fair value	(908)	—
Realized and unrealized loss on residential mortgage loans, at fair value	3,202	—
Realized and unrealized gain on derivatives	(1,103)	—
Share-based compensation	146	—
Changes in Assets and Liabilities:
Accounts receivable and other assets	(3,322)	—
Accounts payable and other liabilities	236	—
Due to related parties	2,525	—
Net cash provided by operating activities	9,455	—(1)

Cash Flows From Investing Activities
Residential transition loan acquisition and funding activities	(402,328)	—
Residential mortgage loan acquisition and funding activities	(151,399)	—
Residential transition loan paydowns	125,244	—
Residential mortgage loan paydowns	20,523	—
Net cash used in investing activities	(407,960)	—

Cash Flows From Financing Activities
Borrowings under secured financings	421,086	—
Repayments of secured financings	(115,226)	—
Proceeds from issuance of common shares	100,193	2
Distributions to shareholders	(4,729)	—
Net cash provided by financing activities	401,324	2
Net increase in cash and cash equivalents and restricted cash	2,819	2
Cash and cash equivalents and restricted cash, beginning of period	7,645	—
Cash and cash equivalents and restricted cash, end of period	$10,464	$2

Reconciliation of Cash and Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$4,783	$2
Restricted cash	5,681	—
Total Cash and Cash Equivalents and Restricted Cash	$10,464	$2

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$16,669	$—

Supplemental Disclosure of Noncash Investing and Financing Activities:
Distribution reinvestment	$3,466	$—
Management fees paid in shares	433	—
Shareholder servicing fees	565	—
(1)Amount is presented as zero as it is less than one thousand.
See notes to consolidated financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

1. ORGANIZATION
Rithm Perpetual Life Residential Trust (the “Company”) was formed on July 31, 2025 as a Maryland statutory trust and has elected to be taxable as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2025. The Company’s sponsor is Rithm Capital Corp. (the “Sponsor”). RCM GA Manager LLC (the “Adviser”), an affiliate of the Sponsor, serves as the external adviser to the Company pursuant to the advisory agreement between the Company and the Adviser (the “Advisory Agreement”).
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
In December 2025, the Company launched a private placement offering exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) (such private placement offering, the “Private Offering”). The Company sells common shares monthly in the Private Offering at a price generally equal to the prior month's net asset value (“NAV”) per share as determined pursuant to the valuation guidelines adopted by the Company's board of trustees (the “Board”), plus applicable fees and commissions. NAV is not a measure used under accounting principles generally accepted in the U.S. (“GAAP”), and the valuation of and certain adjustments to the Company's assets and liabilities used in the determination of NAV will differ from GAAP. The Company's Class S, Class T, Class D and Class I shares (each as defined in Note 9) are generally available for issuance in the Private Offering. Class J and Class J-2 shares (each as defined in Note 9) are available through a third-party distribution partner. Class E shares (as defined in Note 9) are only expected to be held by the Adviser, its personnel and its affiliates.
2. SIGNIFICANT ACCOUNTING POLICIES
The Company believes the following significant accounting policies, among others, affect its significant estimates and assumptions used in the preparation of the consolidated financial statements.
Basis of Accounting — The accompanying consolidated financial statements are prepared in accordance with GAAP. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The results of operations for the interim period presented are not necessarily indicative of the results that may be expected for the full fiscal year. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated. The Company consolidates entities classified as VIEs in which it is determined to be the primary beneficiary.
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Risks and Uncertainties — In the normal course of its business, the Company primarily encounters two significant types of economic risk: credit risk and market risk. Credit risk is the risk of default on the Company’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. The two primary components of credit risk are default risk, which is the risk that a borrower fails to make scheduled principal and interest payments, and loss severity risk, which is the risk of loss upon a borrower’s default on a mortgage loan or other secured or unsecured loan. Loss severity risk includes the risk of loss of value of the property or other asset, if any, securing the loan, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying the Company’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories and other information, the Company believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of the Company’s assets is dependent on its servicers’ and subservicers’ abilities to perform their servicing obligations with respect to the RTLs and NQMs.
Consolidation — The Company consolidates entities in which the Company has a controlling financial interest. The Company evaluates whether it holds a variable interest in an entity and whether that entity is a VIE. Entities are classified as VIEs, if the equity investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. The Company consolidates a VIE when it is the primary beneficiary of a VIE, where it has a controlling financial interest in the entity, which is defined as (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant. In circumstances where an entity does not have the characteristics of a VIE, it would be considered a voting interest entity (“VOE”). The Company would consolidate a VOE where the Company has a majority equity interest and has control over significant operating, financial and investing decisions of the entity. The Company reassesses the classification of such entities when there is a substantive change in the entity’s governing documents, contractual arrangements, capital structure or activities. The Company also continuously reassesses whether it remains appropriate to consolidate any VIE or VOE.
Cash and Cash Equivalents and Restricted Cash — Cash and cash equivalents include cash maintained in one or more custodian bank accounts. The Company considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. As of September 30, 2026 and December 31, 2025, restricted cash was $5.7 million and $7.0 million, respectively. Restricted cash consists of cash balances subject to contractual or legal restrictions on use. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure.
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
Interest income on residential mortgage loans is accrued based on the unpaid principal balance (“UPB”) and the contractual interest rate. Interest earned on mortgage loans is reported in interest income in the consolidated statements of operations. If it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement, or if the loan becomes 90 days delinquent, the Company will reverse all prior accrued and unpaid interest on such mortgage loan. The Company will return loans to accrual status only when it reinstates the loan and there is no significant uncertainty as to collectability.
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
These arrangements are accounted for as secured financings whereby the pledged assets remain on the consolidated balance sheets and the proceeds received are recorded as a secured borrowing. Interest expense is recognized over the term of the borrowing including any contractual price differential, and the arrangements are typically subject to margin maintenance provisions that may require the Company to post additional collateral or cash. The Company has elected to apply the fair value option for all secured financings. Borrowings under these secured financing arrangements generally bear interest at floating rates (benchmark rate plus a contractual spread) and, because the borrowings are typically short-term and reprice frequently, the Company believes the carrying value of the secured borrowings approximates fair value as of the reporting date.
Derivatives and Hedging — The Company enters into economic hedges, including exchange-traded interest rate futures, to hedge a portion of its interest rate risk exposure on its floating-rate secured financings. The Company’s derivative instruments are economic hedges that are not designated as hedges for accounting purposes. The Company does not use derivative instruments to hedge its investments in loans.
Derivatives and other economic hedging instruments are recorded at fair value and presented separately as derivative assets, at fair value or derivative liabilities, at fair value on the consolidated balance sheets. Changes in fair value, together with realized gains and losses, are recognized currently in earnings within realized and unrealized gain on derivatives. Because the Company has elected the fair value option for its secured financings, those financings are not eligible to be designated as hedged items, and the Company therefore does not apply hedge accounting. Changes in the fair value of the Company’s derivative instruments are recognized in the period in which they occur, while the interest expense that those instruments are intended to offset is recognized over the remaining term of the Company’s floating-rate secured financings as it accrues.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Amounts or obligations owed by or to the Company are subject to the right of setoff with the counterparty. Daily changes in the value of the Company's open futures positions are reflected as open trade equity at the Company's clearing broker and are not settled in cash until a position is closed. The Company therefore carries its derivative instruments at the full fair value of the open positions and has no variation margin accounts against which derivative amounts are presented net.
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
Income Taxes — The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ending December 31, 2025. A REIT is subject to several organizational and operational requirements including that it must distribute at least 90% of its REIT taxable income to its shareholders each year. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. If the Company fails to qualify as a REIT in any taxable year, without the benefit of certain relief provisions, the Company will be subject to federal and state income tax on its taxable income at regular corporate tax rates.
Operating Expenses — The Company will pay directly or reimburse the Adviser or its affiliates for costs and expenses the Adviser or its affiliates incur in connection with the services they provide to the Company, including, but not limited to, (i) the actual cost of goods and services used by the Company and obtained from either an affiliate or a non-affiliated person, including fees paid to affiliated service providers, administrators, transfer agents, consultants, attorneys, accountants, tax advisors, technology providers and other service providers, and brokerage fees paid in connection with the origination, acquisition, purchase and sale of its investments, (ii) expenses of managing, operating and disposing of its investments, whether payable to an affiliate or a non-affiliated person, (iii) expenses related to the personnel of the Adviser performing services for the Company other than those who provide investment advisory services to us, (iv) expenses relating to compliance-related matters and regulatory filings relating to its activities and (v) administration fees and expenses, if any, payable under the Advisory Agreement (including payments based upon its allocable portion of the Adviser’s overhead in performing its obligations under the Advisory Agreement, including rent and the allocable portion of the cost (including total compensation) of its chief financial officer and chief legal officer, and their respective staffs that assist with the activities covered by the Advisory Agreement).
The Adviser has agreed to advance certain of the Company's operating costs and expenses, certain costs and expenses incurred pursuant to the Advisory Agreement, and other expenses incurred on its behalf, through the earlier of (i) the date that its aggregate NAV is at least $200.0 million and (ii) the first anniversary of the date on which the Company first calculates NAV, which is December 1, 2026 (the “Operating Expense Commencement Date”). The Company will reimburse the Adviser for all such advanced operating expenses ratably over the 60 months following such date. For purposes of calculating the Company's NAV, the operating costs and expenses paid by the Adviser on the Company's behalf through the Operating Expense Commencement Date will not be deducted as an expense until reimbursed by the Company.
After the Operating Expense Commencement Date, the Company will reimburse the Adviser, as applicable, for any operating expenses that it incurs on the Company's behalf as and when incurred. The reimbursements may be paid, at the Adviser’s election, as applicable, in cash or Class E shares, or any combination thereof.
As of September 30, 2026 and December 31, 2025, amounts payable to the Adviser and its affiliates for advanced operating expenses incurred on the Company’s behalf were approximately $2.0 million and $0.5 million, respectively, and are presented within due to related parties on the Company’s consolidated balance sheets. For the three and nine months ended September 30, 2026, the Adviser elected not to seek reimbursement of approximately $0.8 million of overhead expenses previously allocated to the Company during prior periods, which the Company recorded as a reduction of general and administrative expenses in the current period. After giving effect to that reduction, the Company recognized approximately $(0.3) million and $1.5 million, respectively, of such expenses in general and administrative expenses on the consolidated statements of operations. As of September 30, 2026, no payments have been made and the full advanced balance remains payable to the Adviser.
Organization, Offering Expenses and Shareholder Servicing Fees — Organization and offering expenses include, without limitation, costs incurred in connection with the Company's formation and offering activities, such as underwriting and placement-related costs, legal, accounting and tax fees, printing and filing fees, marketing and distribution expenses, transfer

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
agent and subscription processing costs, and other out-of-pocket costs related to structuring, organizing and offering the Company's shares. There is no cap on organization and offering expenses.
The Adviser advances all of the Company’s organization and offering expenses through the earlier of (i) the date that the Company’s aggregate NAV is at least $200.0 million and (ii) the first anniversary of the date on which the Company first calculates NAV, which is December 1, 2026. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the date on which the Adviser stops advancing organization and offering expenses per the prior sentence. Thereafter, the Company will reimburse the Adviser for any organization and offering expenses as and when incurred. The reimbursements may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof. Subsequent to September 30, 2026, the Company and the Adviser amended the Advisory Agreement to modify the terms governing the advancement and reimbursement of organization and offering expenses. See Note 14 for further details.
As of September 30, 2026 and December 31, 2025, amounts payable to the Adviser and its affiliates for advanced organization and offering expenses incurred on the Company’s behalf were approximately $2.7 million, and are included in due to related parties on the Company’s consolidated balance sheets. For the three and nine months ended September 30, 2026, the Company did not recognize any organization and offering expenses related to costs incurred by the Adviser or its affiliates on the Company’s behalf.
Shareholder servicing fees (“Shareholder Servicing Fees”) represent ongoing fees paid in connection with the distribution of certain classes of the Company's shares and related shareholder services. These fees are calculated based on the NAV of the applicable shares, recognized as incurred and payable monthly in arrears. Accrued and unpaid Shareholder Servicing Fees are included in due to related parties on the consolidated balance sheets. Refer to Note 10 for additional information.
Organization expenses are expensed as incurred and are included in general and administrative expenses on the consolidated statements of operations. Offering expenses and Shareholder Servicing Fees are charged to shareholders' equity as a reduction of additional paid-in capital on the consolidated statements of changes in shareholders' equity.
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses for current accounts receivable and current contract assets under FASB Accounting Standards Codification 606—Revenues from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted this ASU on January 1, 2026 on a prospective basis and the adoption did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact on its consolidated financial statements upon adoption.
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
3. INVESTMENTS IN LOANS
Residential Transition Loans
The following tables summarize residential transition loans, at fair value by loan type:

	September 30, 2026
	Carrying Value	% of Carrying Value	Loan Count	% of Loan Count	Weighted Average Asset Yield	Weighted Average Original Life (Months)	Weighted Average Loan Balance to Value/After Repair Value(1)
Construction	$206,040	45.8%	73	35.6%	7.7%	12	64.0%
Bridge	175,319	39.1%	69	33.7%	8.0%	10	62.2%
Renovation	67,572	15.1%	63	30.7%	7.8%	9	68.1%
	$448,931	100.0%	205	100.0%	7.8%	11	63.9%
(1)Bridge loans use weighted average loan balance to value. Construction and renovation loans use weighted average loan balance to after repair value.

	December 31, 2025
	Carrying Value	% of Carrying Value	Loan Count	% of Loan Count	Weighted Average Asset Yield	Weighted Average Original Life (Months)	Weighted Average Loan Balance to Value/After Repair Value(1)
Construction	$50,879	28.8%	26	22.4%	8.2%	10	63.4%
Bridge	94,728	53.7%	51	44.0%	8.0%	10	66.1%
Renovation	30,977	17.5%	39	33.6%	7.8%	10	68.2%
	$176,584	100.0%	116	100.0%	8.0%	10	65.7%
(1)Bridge loans use weighted average loan balance to value. Construction and renovation loans use weighted average loan balance to after repair value.
See Note 5 regarding the financing of RTLs.
The following table summarizes the activity of residential transition loans, at fair value on the consolidated balance sheets:

Balance at December 31, 2025	$176,584
Acquisition and funding activities(1)	302,163
Construction/interest holdbacks and draws(1)	94,520
Repayments and sales(1)	(125,244)
Fair Value Adjustments due to:
Realization of cash flows	(72)
Other factors	980
Balance at September 30, 2026	$448,931
(1)Activity in these line items may include amounts processed through the Company’s servicer settlement process. Amounts due to or from the servicer represent activity that occurred but had not yet settled in cash as of period-end. During the nine months ended September 30, 2026, the Company settled $7.8 million of prior-period funding activity and has $2.1 million due to the servicer for funding activities.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in residential transition loans, at fair value on the consolidated balance sheets:

	September 30, 2026			December 31, 2025
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$444,983	$447,540	$2,557	$175,990	$176,584	$594
90+	1,400	1,391	(9)	—	—	—
Total	$446,383	$448,931	$2,548	$175,990	$176,584	$594
Residential Mortgage Loans
The following table summarizes residential mortgage loans, at fair value:

	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)	Weighted Average Loan Balance to Value
September 30, 2026	$214,359	484	6.3%	8.6	72.1%
December 31, 2025	$87,630	172	6.0%	5.3	73.0%
See Note 5 regarding the financing of residential mortgage loans.
The following table summarizes the activity of residential mortgage loans, at fair value on the consolidated balance sheets:

Balance at December 31, 2025	$87,630
Acquisition and funding activities(1)	151,399
Repayments and sales(1)	(21,468)
Fair Value Adjustments due to:
Realization of cash flows(2)	(492)
Other factors	(2,710)
Balance at September 30, 2026	$214,359
(1)Activity in these line items may include amounts processed through the Company’s servicer settlement process. Amounts due to or from the servicer represent activity that occurred but had not yet settled in cash as of period-end. During the nine months ended September 30, 2026, the Company received $0.4 million related to prior-period repayment activity and is owed $3.2 million from the servicer for repayment activity.
(2)Based on the paydown of the underlying NQMs.
The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of residential mortgage loans, at fair value on the consolidated balance sheets:

	September 30, 2026			December 31, 2025
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$211,689	$214,359	$2,670	$85,059	$87,630	$2,571
90+	—	—	—	—	—	—
Total	$211,689	$214,359	$2,670	$85,059	$87,630	$2,571

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
4. OTHER ASSETS AND OTHER LIABILITIES
The Company's accounts receivable and other assets and accounts payable and other liabilities on the consolidated balance sheets consist of the following:
Accounts Receivable and Other Assets

	September 30, 2026	December 31, 2025
Accrued interest receivable	$6,094	$2,338
Accounts receivable	—	2,256
Total Accounts Receivable and Other Assets	$6,094	$4,594
Accounts Payable and Other Liabilities

	September 30, 2026	December 31, 2025
Interest payable	$1,271	$1,038
Distribution payable	1,389	—
Accrued commissions and fees	3	—
Total Accounts Payable and Other Liabilities	$2,663	$1,038
5. SECURED FINANCINGS
Secured Financings
On November 24, 2025, the Company entered into a Master Repurchase Agreement (the “RTL-C Repurchase Agreement”) with Churchill MRA Funding I LLC (“Churchill”) to finance the purchase of RTLs and similar loans. The agreement provides for up to $500.0 million of financing capacity. The Company’s RTL-C Repurchase Agreement does not contain a single stated maturity date. Rather, the agreement provides for an open-ended Funding Period (as defined in the RTL-C Repurchase Agreement) that continues unless terminated by the parties. Churchill may end the Funding Period on 180 days’ notice.
On November 24, 2025, the Company entered into a Master Repurchase Agreement with Wells Fargo Bank, National Association (the “TRS-W Repurchase Agreement”) to finance the purchase of RTLs and NQMs. The agreement provides for up to $500.0 million of financing capacity with a termination date of November 24, 2028.
On March 18, 2026, the Company entered into an uncommitted revolving Futures Margin Finance Agreement (the “Margin Finance Facility”) with Macquarie Bank Limited (“MBL”), under which MBL may in its sole discretion advance up to $1.5 million, including accrued interest, to fund initial margin on the Company’s exchange-traded futures account. Advances bear interest at Secured Overnight Financing Rate (“SOFR”), subject to a floor of zero, plus 2.00% per annum, are secured by that account and mature on March 18, 2031, subject to MBL’s right to demand repayment on thirty calendar days’ notice and either party’s right to terminate the agreement at any time. The Margin Finance Facility was first drawn on September 11, 2026.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following tables summarize secured financings, at fair value:

	September 30, 2026
						Collateral(1)
Debt Obligations/Collateral	Outstanding Face	Carrying Value / Fair Value	Final Stated Maturity	Rate	Weighted Average Rate	UPB	Fair Value	Weighted Average Life (Years)
Secured Financings:
RTL-C Repurchase Agreement	$160,723	$160,723	Open-ended(2)	SOFR + 2.3%	5.9%	$211,173	$212,114	0.5
TRS-W Repurchase Agreement	350,732	350,732	11/24/2028	SOFR + 1.6%	5.3%	446,898	451,175	4.5
Margin Finance Facility	1,489	1,489	3/18/2031	SOFR + 2.0%	5.6%	N/A	1,500	N/A
Secured Financings, at Fair Value	$512,944	$512,944				$658,071	$664,789
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
6. DERIVATIVES AND HEDGING
The Company enters into economic hedges, including exchange-traded interest rate futures, to hedge a portion of its interest rate risk exposure on its floating-rate secured financings. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. The Company’s credit risk with respect to economic hedges is the risk of default by its counterparty resulting from the counterparty’s inability or unwillingness to make contractually required payments.
The Company's futures positions are intended to hedge a portion of the interest rate risk on its floating-rate secured financings, which bear interest at a spread over SOFR and had an aggregate outstanding principal amount of $512.9 million as of September 30, 2026. The aggregate notional amount of the positions as of September 30, 2026 was $203.0 million, or approximately 40% of outstanding floating-rate secured financings. The Company uses derivative instruments, including exchange-traded interest rate futures, as economic hedges to hedge a portion of its interest rate risk exposure on its floating-rate financings. These instruments are not designated as hedges for accounting purposes. The Company does not use derivative instruments for speculative purposes or to hedge its investments in loans.
The futures contracts mature in September 2029 and December 2029. The Company expects to continue to hold the positions against its floating-rate secured financings as those financings are repaid, refinanced or replaced.
Amounts or obligations owed by or to the Company are subject to the right of setoff with the counterparty. As part of executing these trades, the Company has entered into agreements with its clearing broker that govern the transactions made, including margin maintenance, payment and transfer, events of default, settlements and various other provisions. The Company’s futures positions are transacted through a futures commission merchant and cleared through a registered derivatives clearing organization. Trading authority over the Company’s futures account is held by the Adviser, which has been appointed as advisor and attorney-in-fact with respect to the account. See Notes 5, 7 and 10.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The Company's derivative instruments are carried at the full fair value of the open positions. Daily changes in value are reflected as open trade equity at the Company's clearing broker and are not settled in cash until a position is closed.
The following tables summarize derivative assets, at fair value and the unrealized gain on derivatives:

	September 30, 2026	December 31, 2025
Notional Amount(1)	$203,000	$—
Carrying Value / Fair Value	$1,103	$—
(1)Represents $203 million notional of Eris SOFR swap futures with weighted average maturities of 38 months as of September 30, 2026.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Unrealized gain on derivatives	$1,103	$1,103
7. FAIR VALUE MEASUREMENTS
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table presents the carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis as of September 30, 2026 and December 31, 2025. It excludes cash and cash equivalents and other short-term receivables and payables for which the carrying value approximates fair value due to their short-term nature and are classified within Level 1.

	September 30, 2026				December 31, 2025
	Carrying Value / Fair Value	Level 1	Level 2	Level 3	Carrying Value / Fair Value	Level 1	Level 2	Level 3
Assets:
RTLs	$448,931	$—	$—	$448,931	$176,584	$—	$—	$176,584
NQMs	214,359	—	—	214,359	87,630	—	—	87,630
Derivative assets	1,103	1,103	—	—	—	—	—	—
Total Assets	$664,393	$1,103	$—	$663,290	$264,214	$—	$—	$264,214

Liabilities:
Secured financings	$(512,944)	$—	$(512,944)	$—	$(207,084)	$—	$(207,084)	$—
Total Liabilities	$(512,944)	$—	$(512,944)	$—	$(207,084)	$—	$(207,084)	$—
The following tables summarize the changes in the Company’s Level 3 financial assets measured at fair value on a recurring basis:

	RTLs	NQMs	Total
Balance at June 30, 2026	$380,209	$199,490	$579,699
Acquisition and funding activities	112,184	27,196	139,380
Paydowns	(44,155)	(10,002)	(54,157)
Fair Value Adjustments due to:
Realization of cash flows	(17)	(244)	(261)
Other factors	710	(2,081)	(1,371)
Balance at September 30, 2026	$448,931	$214,359	$663,290
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$690	$(2,201)	$(1,511)

	RTLs	NQMs	Total
Balance at December 31, 2025	$176,584	$87,630	$264,214
Acquisition and funding activities	396,683	151,399	548,082
Paydowns	(125,244)	(21,468)	(146,712)
Fair Value Adjustments due to:
Realization of cash flows	(72)	(492)	(564)
Other factors	980	(2,710)	(1,730)
Balance at September 30, 2026	$448,931	$214,359	$663,290
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$1,020	$(2,733)	$(1,713)
Residential Transition Loans
The Company classifies RTLs as Level 3 in the fair value hierarchy. Performing and non-performing RTLs are valued using an income approach through pricing models to forecast cash flows with inputs such as default rates, prepayment speeds and discount rates and may include adjustments based on consensus pricing (broker quotes).
Significant increases (decreases) in default rates, loss severity assumptions or discount rates, in isolation, would result in a significantly lower (higher) fair value measurement. Generally, a change in default rate assumptions is accompanied by a directionally similar change in loss severity assumptions.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes certain information regarding the ranges and weighted averages of significant inputs (weighted by fair value) used in valuing RTLs, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	Default Rate	Loss Severity
September 30, 2026	$448,931	7.0% – 10.0% (7.8%)	40.0%	1.0%	15.0%
December 31, 2025	$176,584	7.6% – 8.7% (8.0%)	50.0%	1.3%	25.0%
Residential Mortgage Loans
Residential mortgage loans, at fair value are typically pooled together by the originator and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate and credit quality. NQMs are loans that do not meet the qualified mortgage rules per the Consumer Financial Protection Bureau. Residential mortgage loans, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans, (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics, (iv) internal pricing models to forecast loan level cash flows using inputs such as default rates, prepayment speeds and discount rates or (v) consensus pricing (broker quotes) or historical sale transactions for similar loans. As these prices are derived from market observable inputs combined with management’s best estimate, the Company classifies these valuations as Level 3 in the fair value hierarchy.
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
The following table summarizes certain information regarding the ranges and weighted averages of significant inputs (weighted by fair value) used in valuing residential mortgage loans, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	Default Rate	Loss Incidence
September 30, 2026	$214,359	5.9% – 7.7% (6.3%)	4.1% – 26.9% (9.1%)	0.0% – 5.6% (0.4%)	3.2%
December 31, 2025	$87,630	5.6% – 6.9% (6.0%)	5.8% – 26.9% (16.8%)	0.0% – 1.6% (0.4%)	0.1%
Derivative Instruments
The fair value of the Company's interest rate futures is determined using daily settlement prices published by the Chicago Board of Trade. Because the valuation is derived from quoted prices for the identical contract, the Company classifies these instruments as Level 1 within the fair value hierarchy.
Secured Financings
The fair value of secured financings is measured using a discounted cash flow methodology based on observable market interest rates for similar instruments and the remaining contractual maturities of the arrangements. Because these instruments bear interest at floating rates that reprice frequently at market-based spreads, their fair value approximates their outstanding face amount. The Company classifies these valuations as Level 2 within the fair value hierarchy. No change in the fair value of the Company’s secured financings was attributable to instrument-specific credit risk in any period presented, determined as the total change in fair value less the portion attributable to changes in the benchmark interest rate.

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
The assets of consolidated VIEs may only be used to settle obligations of such entities. Substantially all obligations of the consolidated VIEs are non-recourse to Rithm Perpetual Life Residential Trust, except for customary “bad act” indemnities that are protective in nature.
The following table summarizes the assets and liabilities of each consolidated VIE:

	September 30, 2026		December 31, 2025
	RTL VIE	TRS-W VIE	RTL VIE	TRS-W VIE
Assets:
Residential transition loans, at fair value	$212,114	$236,817	$176,584	$—
Residential mortgage loans, at fair value	—	214,359	—	87,630
Restricted cash	5,175	43	7,007	—
Accounts receivable and other assets	2,036	4,058	1,420	3,173
Total Assets	$219,325	$455,277	$185,011	$90,803
Liabilities:
Secured financings, at fair value	$160,723	$350,732	$135,182	$71,902
Due to (from) related parties	1,662	(2,152)	7,898	(425)
Accounts payable and other liabilities	838	433	704	334
Total Liabilities	$163,223	$349,013	$143,784	$71,811
9. EQUITY AND EARNINGS PER SHARE
As of September 30, 2026, the Company is authorized to issue an unlimited number of common shares, par value $0.01 per share. In connection with the initial closing of the Private Offering, the Company amended and restated its declaration of trust, which authorizes (i) an unlimited number of common shares of beneficial interest, par value $0.01 per share, including (a) an unlimited number of common shares classified as Class S common shares, par value $0.01 (“Class S”), (b) an unlimited number of common shares classified as Class T common shares, par value $0.01 (“Class T”), (c) an unlimited number of common shares classified as Class D common shares, par value $0.01 (“Class D”), (d) an unlimited number of common shares classified as Class I common shares, par value $0.01 (“Class I”), (e) an unlimited number of common shares classified as Class J common shares, par value $0.01 (“Class J”), (f) an unlimited number of common shares classified as Class J-2 common shares, par value $0.01 (“Class J-2”) and (g) an unlimited number of common shares classified as Class E common shares, par value $0.01 (“Class E”), and (ii) an unlimited number of shares classified as preferred shares. In December 2025, the Company commenced the continuous private offering of its common shares pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, and other exemptions of similar import in the laws of the states and other jurisdictions in which the offering is being made.
The Adviser may, at its discretion, elect to receive Class E shares in lieu of cash as payment for management fees, primarily to support the Company’s cash management objectives and to align interests; however, the Adviser may have its shares repurchased from time to time. For the three and nine months ended September 30, 2026, the Adviser elected to receive $212.3 thousand in Class E shares or 10,469 Class E shares and $432.9 thousand in Class E shares or 21,380 Class E shares, respectively.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
In order to facilitate the origination or acquisition of the Company’s initial investments, the Sponsor (or an affiliate) has agreed to purchase (in one or more purchases) the lesser of (i) 5% of the Company’s total NAV and (ii) $20.0 million of Class E shares at a price per share equal to the most recently determined NAV of Class E shares. Since inception through September 30, 2026, the Sponsor contributed $6.4 million and as of September 30, 2026 held 319,709 Class E shares.
The share classes have different upfront selling commissions, dealer manager fees and Shareholder Servicing Fees, as well as different management and performance fees.
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
The repurchase price for repurchases will generally be based on the NAV per share of the applicable class as of the last calendar day of the prior month, except that shares tendered for repurchase within the first 12 months of issuance will be repurchased at 95% of the transaction price, reflecting a 5% deduction from that price (an “Early Repurchase Deduction”). The holding period is measured as of the closing date immediately preceding the prospective Repurchase Date. Subject to the Company's ability to meet the applicable REIT tax requirements, the Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death or qualified disability of the holder and in other limited circumstances.
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
During the three and nine months ended September 30, 2026, no common shares were repurchased pursuant to the Company’s share repurchase plan.
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following tables detail the net distributions declared for each applicable class of common shares. Class J and Class E shares are not subject to a servicing fee. There were no distributions declared or paid for the same periods disclosed on the equity tables in the prior year.

	Three Months Ended September 30, 2026
	Class J	Class E
Net Distributions Declared per Common Share	$0.5100	$0.5100

	Nine Months Ended September 30, 2026
	Class J	Class E
Net Distributions Declared per Common Share	$1.5300	$1.5300

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
Approximately 9,750 unvested shares for the three and nine months ended September 30, 2026 were excluded from the basic per share computations as their vesting is contingent upon achievement of a service requirement which had not been met during the period.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes the basic and diluted earnings per share calculations:

	Three Months Ended September 30,	For the Period of July 31, 2025 (date of formation) through September 30,	Nine Months Ended September 30,	For the Period of July 31, 2025 (date of formation) through September 30,
	2026	2025	2026	2025
Net Income by Class of Common Share:
Class J basic and diluted	$4,245	$—	$8,232	$—
Class E basic and diluted	234	—(1)	447	—(1)

Weighted Average Number of Common Shares Outstanding:
Class J basic and diluted	7,491,418	—	5,965,039	—
Class E basic	382,073	100	286,578	100
Effect of dilutive Class E unvested shares	9,750	—	9,750	—
Class E diluted	391,823	100	296,328	100

Net Income per Common Share:
Class J basic and diluted	$0.57	$—	$1.38	$—
Class E basic	0.61	0.04	1.56	0.04
Class E diluted	0.60	0.04	1.51	0.04
(1)Amount is presented as zero as it is less than one thousand.
10. RELATED PARTY TRANSACTIONS
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
The components of due to related parties of the Company on the consolidated balance sheets were as follows:

	September 30, 2026	December 31, 2025
Due to (from) servicer	$(490)	$7,473
Due to Adviser, net	5,256	3,612
Shareholder Servicing Fees payable	594	30
Trustee fee payable	19	19
Due to Related Parties	$5,379	$11,134
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
For the three and nine months ended September 30, 2026, certain Class J shareholders were charged $0.1 million and $0.9 million of selling commissions, respectively. These selling commissions were borne by the applicable shareholders and were not expenses of the Company; accordingly, they are not reflected in the Company’s consolidated financial statements.
Management Fee
Class S, Class T, Class D, Class I, Class J and Class J-2 shares will pay a management fee equal to 1.25% of NAV per annum (less any Shareholder Servicing Fees), payable monthly in arrears. The payment of a management fee to the Adviser for the Class E shareholders will be waived by the Adviser; provided that the Adviser may, in its discretion, reinstate management fees of any Class E shareholder who is no longer an employee, officer or director at the Sponsor or its affiliates.
Any management fee is calculated and paid to the Adviser on a class-by-class basis, based on the NAV of each applicable class of the Company’s shares. In calculating the Adviser’s management fee, the Company will use the NAV before giving effect to accruals for the management fee, performance fee, Shareholder Servicing Fees payable to a dealer manager, if any, or distributions payable on the Company’s shares.
All or a portion of the management fee may be paid, at the Adviser’s election, in cash or Class E shares. The Adviser may elect to receive Class E shares primarily for the Company’s cash management purposes and alignment of interest, but may have its shares repurchased from time to time. For the three and nine months ended September 30, 2026, the Adviser elected to receive $212.3 thousand and $432.9 thousand, respectively, in Class E shares.
For the three and nine months ended September 30, 2026, the Company incurred approximately $236.7 thousand and $564.5 thousand, respectively, of management fees, which are recorded in management fees on the consolidated statements of operations.
Shareholder Servicing Fees
The Company pays Shareholder Servicing Fees with respect to certain classes of its common shares at annual rates of 0.85% for Class S and Class T, 0.25% for Class D, and up to 0.625% for Class J and Class J-2, based on the NAV of the applicable shares. Fees attributable to Class J and Class J-2 are capped at 50% of the aggregate management and shareholder servicing fees for those classes and reduce the management fees otherwise payable to the Adviser on a dollar-for-dollar basis. Class I and Class E are not subject to Shareholder Servicing Fees.
For the three and nine months ended September 30, 2026, the Company incurred approximately $236.7 thousand and $564.5 thousand, respectively, of Shareholder Servicing Fees, which are recorded as a reduction of shareholders’ equity, on the consolidated statements of changes in shareholders’ equity.
Performance Fee — Pursuant to the terms of the Advisory Agreement, the Adviser became entitled to earn a performance fee upon the effectiveness of the Company's Registration Statement on Form 10. The performance fee is accrued monthly and payable quarterly (or part thereof that the Advisory Agreement is in effect) in arrears. The performance fee is an amount, not less than zero, equal to 12.5% of Core Earnings (as defined below) for the immediately preceding quarter, subject to a hurdle rate, expressed as a rate of return on adjusted capital (as defined below), equal to 1.25% per quarter (the “hurdle rate”), or an annualized hurdle rate of 5.0%. As a result, the Adviser does not earn a performance fee for any quarter until Core Earnings for such quarter exceeds the hurdle rate of 1.25%.
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
For the three and nine months ended September 30, 2026, no performance fees were earned.
Adviser Authority Over Derivative Trading — In connection with the Company’s futures trading program, the Company appointed the Adviser as its advisor and attorney-in-fact with full trading authority over the Company’s exchange-traded futures account. The Adviser is a registered commodity trading advisor or operates pursuant to an available exemption.
Acquisition Expense Reimbursement — The Company reimburses the Adviser for out-of-pocket expenses in connection with the selection, acquisition, origination, financing and management of investments, whether or not such investments are made. The reimbursements may be paid, at the Adviser’s election, in cash or Class E shares, or any combination thereof.
For the three and nine months ended September 30, 2026, no acquisition expenses were reimbursed.
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
For the three and nine months ended September 30, 2026, $0.9 million and $1.8 million, respectively, of expenses were reimbursed to the Adviser and affiliates of the Adviser.
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

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
On December 1, 2025, as a portion of the annual compensation of the independent trustees, the Company granted each independent trustee an award of 3,250 restricted Class E shares (9,750 shares in aggregate), with a total grant date fair value of $65.0 thousand ($195.0 thousand in aggregate). The awards are scheduled to vest on the one-year anniversary of the grant date.
For the three and nine months ended September 30, 2026, $106.3 thousand and $318.8 thousand, respectively, of Trustee compensation has been recognized.
11. DEPENDENCE ON EXTERNAL ADVISER
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
12. COMMITMENTS AND CONTINGENCIES
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
Capital Commitments — As of September 30, 2026, the Company had outstanding capital commitments related to investments in the following investment types:
•Residential Transition Loans — As of September 30, 2026, the Company had commitments to fund additional advances on existing loans up to $219.1 million. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the borrower and other terms regarding advances that must be met before the Company funds the commitments.
13. SEGMENT REPORTING
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
14. SUBSEQUENT EVENTS
These financial statements include a discussion of material events that have occurred subsequent to September 30, 2026 through the issuance of these financial statements. Events subsequent to that date have not been considered in these financial statements.

RITHM PERPETUAL LIFE RESIDENTIAL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
Capital Raise Activity
Since October 1, 2026, the Company issued the following shares, including shares issued under the Company's distribution reinvestment plan:

	Number of Shares Issued	Gross Proceeds
Class J Shares	188,874	$3,805
Class E Shares	8,258	168
Total	197,132	$3,973
Distributions
Since October 1, 2026, the Company declared the following distributions per share:

Declaration Date	Record Date	Class J Shares	Class E Shares	Payment Date
October 30, 2026	October 30, 2026	$0.1700	$0.1700	November 20, 2026
Entry into Amendment No. 1 to the Advisory Agreement
On November 9, 2026, the Company and the Adviser entered into Amendment No. 1 (the “Amendment”) to the Advisory Agreement to extend the period during which the Adviser is required to advance Organization and Offering Expenses (as defined in the Advisory Agreement), thereby deferring the commencement of the Company’s reimbursement of those expenses. As amended, this period continues through the later of (i) the date on which the Company’s aggregate NAV is at least $200.0 million and (ii) December 1, 2027, the second anniversary of the date on which the Company first calculated NAV. The Company does not currently anticipate additional advances of such expenses during the extension period. Previously advanced expenses will remain reimbursable in 60 equal monthly installments following the end of the advancement period. All other terms of the Advisory Agreement remain unchanged.

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
OVERVIEW
We are a Maryland statutory trust formed on July 31, 2025. We are externally managed by the Adviser, an affiliate of the Sponsor. Our investment strategy is to invest primarily in North America in asset-based finance opportunities. We are initially focusing on RTLs and NQMs and may also invest across a range of other assets and investment types, including, but not limited to, investments in new origination loans, including scratch-and-dent loans, non-performing loans and reperforming loans, closed-end second loans, manufactured housing loans, synthetic and/or credit risk transfers, consumer loans, equity and other securities, including collateralized loan obligation securities and other collateralized products, and other opportunistic credit investments, in each case subject to compliance with the applicable REIT tax requirements and the applicable provisions of the Investment Company Act of 1940, as amended, and the rules thereunder. Such investments may take the form of debt securities, warrants, options, other derivative instruments and other asset types, including equity-linked securities and, on an opportunistic basis, equity securities.
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
We may not achieve our investment objectives. See Part I, Item 1A. “Risk Factors” in the 2025 Form 10-K.
We are structured as a privately placed, non-listed, perpetual-life REIT, and therefore our securities are not listed on a national securities exchange and, as of the date of this Form 10-Q, there is no plan to list our securities on a national securities exchange. We are organized as a holding company and conduct our business primarily through our subsidiaries. We elected to be taxable as a REIT under the Internal Revenue Code of 1986, as amended, for U.S. federal income tax purposes, commencing with the taxable year ending December 31, 2025.
As such, we are generally not subject to U.S. federal corporate income tax on that portion of our REIT taxable income that is distributed to shareholders if we distribute at least 90% of our REIT taxable income to our shareholders by prescribed dates and comply with various other requirements.
Our Board at all times has oversight responsibility for governance, financial controls, compliance and disclosure with respect to us. Pursuant to the Advisory Agreement, we have delegated to the Adviser the authority to source, evaluate and monitor our investment opportunities and make decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our Board. However, the Adviser is at all times subject to supervision, direction and management through our Board and will have only such functions and authority as our Board delegates to it.
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

Q3 2026 HIGHLIGHTS
Fundraising
•In connection with our private offering of our common shares (the “Private Offering”) pursuant to the exemption from registration provided by Section 4(a)(2) of the U.S. Securities Act of 1933, as amended (the “Securities Act”), the Company sold an aggregate of 926,361 common shares (the “Shares”) for aggregate consideration of approximately $18.8 million (inclusive of upfront selling commissions of $0.1 million) during the three months ended September 30, 2026. The offer and sale of the Shares were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder. The 926,361 common shares consisted of 926,361 Class J common shares, par value $0.01 per share (the “Class J shares”), sold for an aggregate consideration of approximately $18.8 million (inclusive of upfront selling commissions of $0.1 million). No Class E common shares, par value $0.01 per share (the “Class E shares”), were sold during the quarter.
Distributions
•Declared monthly net distributions totaling $4.0 million for the three months ended September 30, 2026.
Investments
•The Company acquired $66.8 million of RTLs, including $0.4 million of accrued interest during the three months ended September 30, 2026. The acquisition of the RTLs was financed with borrowings of $46.9 million. In addition, the Company funded $45.8 million of draws and received $44.2 million of paydowns.
•The Company acquired $27.4 million of NQMs, including $0.2 million of accrued interest during the three months ended September 30, 2026. The acquisition of the NQMs was financed with borrowings of $21.8 million. In addition, the Company received $10.0 million of paydowns.
INVESTMENT PORTFOLIO
Summary of Portfolio
The following table summarizes RTLs, at fair value on the consolidated balance sheets by loan type (dollars in thousands):

	September 30, 2026
	Carrying Value	% of Carrying Value	Loan Count	% of Loan Count	Weighted Average Asset Yield	Weighted Average Original Life (Months)	Weighted Average Loan Balance to Value/After Repair Value(1)
Construction	$206,040	45.8%	73	35.6%	7.7%	12	64.0%
Bridge	175,319	39.1%	69	33.7%	8.0%	10	62.2%
Renovation	67,572	15.1%	63	30.7%	7.8%	9	68.1%
	$448,931	100.0%	205	100.0%	7.8%	11	63.9%
(1)Bridge loans use weighted average loan balance to value. Construction and renovation loans use weighted average loan balance to after repair value.
The following table summarizes residential mortgage loans, at fair value on the consolidated balance sheets (dollars in thousands):

	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)	Weighted Average Loan Balance to Value
September 30, 2026	$214,359	484	6.3%	8.6	72.1%

RESULTS OF OPERATIONS
The following table summarizes the changes in our results of operations for the three months ended September 30, 2026 compared to the three months ended June 30, 2026. The Company was formed on July 31, 2025, with operations commencing concurrently with the initial closing of our Private Offering on December 1, 2025. Therefore, there were no meaningful operations during the three months ended September 30, 2025. Our results of operations are not necessarily indicative of our future performance.

	Three Months Ended
(dollars in thousands)	September 30, 2026	June 30, 2026	QoQ Change
Revenues
Interest income	$13,410	$11,239	$2,171
Total Revenues	13,410	11,239	2,171
Expenses
Interest expense	(7,113)	(5,932)	(1,181)
General and administrative expenses	(770)	(1,617)	847
Management fees	(237)	(198)	(39)
Financing and other fees	(282)	(199)	(83)
Total Expenses	(8,402)	(7,946)	(456)
Other Income (Loss)
Realized and unrealized gain (loss) on residential transition loans, at fair value	693	(85)	778
Realized and unrealized loss on residential mortgage loans, at fair value	(2,325)	(506)	(1,819)
Realized and unrealized gain on derivatives	1,103	—	1,103
Total Other Income (Loss)	(529)	(591)	62
Net Income and Comprehensive Income	$4,479	$2,702	$1,777
Interest Income
Interest income was $13.4 million for the three months ended September 30, 2026, an increase of $2.2 million, compared to $11.2 million for the three months ended June 30, 2026. The increase was primarily driven by additional investments in RTLs and NQMs, which resulted in higher interest income.
Interest Expense
Interest expense was $7.1 million for the three months ended September 30, 2026, an increase of $1.2 million, as compared to $5.9 million for the three months ended June 30, 2026. The increase was primarily driven by increased borrowings on secured financings in connection with additional investments in RTLs and NQMs, along with increasing floating rate interest rates.
General and Administrative Expenses
General and administrative expenses were $0.8 million for the three months ended September 30, 2026, a decrease of $0.8 million, as compared to $1.6 million for the three months ended June 30, 2026. The decrease was primarily attributable to the Adviser’s election not to seek reimbursement for a portion of overhead expenses.
Realized and unrealized loss on residential mortgage loans, at fair value
Realized and unrealized loss on residential mortgage loans, at fair value was $2.3 million for the three months ended September 30, 2026, a decrease of $1.8 million, as compared to $0.5 million for the three months ended June 30, 2026. The decrease was primarily attributable to higher interest rates, which negatively affected the fair value of the Company’s residential mortgage loans.
Unrealized Gain on Derivatives
We recognized a gain of $1.1 million on derivative instruments for the three months ended September 30, 2026. The entire amount is unrealized. The gain resulted primarily from an increase in market interest rates over that period.

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
Each class of our common shares will have an undivided interest in our assets and liabilities, other than class-specific shareholder servicing fees, management fees and performance fees. In accordance with the valuation guidelines, and based on the NAV determined by the Adviser, our fund administrator will calculate our NAV per share for each class as of the last calendar day of each month. Because Shareholder Servicing Fees, management fees and performance fees allocable to a specific class of shares will only be included in the NAV calculation for that class, the NAV per share for our classes of shares may differ.
The monthly NAV for each class of shares is based on the NAVs of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities (including accrued performance fees and the deduction of any shareholder servicing fees specifically applicable to such class of shares). Shareholder servicing fees (“Shareholder Servicing Fees”) represent ongoing fees paid in connection with the distribution of certain classes of the Company's shares and related shareholder services. These fees are calculated based on the NAV of the applicable shares, recognized as incurred and payable monthly in arrears. Shareholder Servicing Fees are charged to shareholders' equity as a reduction of additional paid-in capital on the consolidated statements of changes in shareholders' equity. At the end of each month, before taking into consideration repurchases or class-specific expense accruals for that month, any change in our aggregate NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate NAV plus issuances of shares that were effective on the first calendar day of such month. The NAV calculation is available generally within 15 calendar days after the end of the applicable month. Changes in monthly NAV may include, without limitation, accruals of our net portfolio income, interest expense, the management fee, the performance fee, distributions, unrealized/realized gains and losses on assets, any applicable organization and offering expenses and any expense reimbursements. Changes in monthly NAV may also include material non-recurring events occurring during the month. On an ongoing basis, the Adviser will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of monthly accruals for which financial information is available.
The operating costs and expenses and organizational and offering expenses which are advanced by the Adviser to be reimbursed by us will not be included in such calculations until reimbursed to the Adviser.
The Adviser advances all our organization and offering expenses incurred through the later of (i) the date that our aggregate NAV is at least $200 million and (ii) the second/ anniversary of the date on which we first calculate NAV, which is December 1, 2027, and the Adviser has agreed to advance certain of our operating costs and expenses through December 1, 2026. We will reimburse the Adviser for all such advanced costs and expenses ratably over the 60 months following the end of such advancements. For purposes of calculating our NAV, the organization and offering expenses and operating costs and expenses advanced by the Adviser will not be deducted as an expense until reimbursed by us (however such expenses may be amortized in order to mitigate these effects). After the end of such advancements, we will reimburse the Adviser for any organization and offering expenses and operating costs and expenses it incurs on behalf of us as and when incurred.
Following the aggregation of the NAVs of our investments, the addition of any other assets (such as cash on hand) and the deduction of any other liabilities (in each case, as calculated by the Adviser), our fund administrator incorporates any class-specific adjustments to NAV, including additional issuances and repurchases of shares and accruals of class-specific management fees, performance fees and Shareholder Servicing Fees. The declaration of distributions will reduce the NAV for each class of our shares in an amount equal to the accrual of our liability to pay any such distribution to our shareholders of record of each class. NAV per share for each class of shares is calculated by dividing such class’s NAV at the end of each month by the number of shares outstanding for that class at the end of such month.

The following table provides a breakdown of the major components of our total NAV, a non-GAAP measure, as of September 30, 2026 (amounts in thousands):

Components of NAV	September 30, 2026
Residential transition loans, at fair value	$448,931
Residential mortgage loans, at fair value	214,359
Cash and cash equivalents	4,783
Restricted cash	5,681
Accounts receivable and other assets	6,094
Derivative assets, at fair value	1,103
Secured financings, at fair value	(512,944)
Due to related parties	(604)
Accounts payable and other liabilities	(2,663)
NAV	$164,740
The following table reconciles generally accepted accounting principles (“GAAP”) shareholders’ equity per our consolidated balance sheet to our NAV as of September 30, 2026 (amounts in thousands):

September 30, 2026
Shareholders’ equity	$159,965
Adjustments:
Prepaid share-based compensation	33
Organization expenses advanced by Adviser(1)	2,741
Operating expenses advanced by Adviser(2)	2,001
NAV	$164,740
(1)This represents the unamortized amount of organization expenses and offering costs advanced by the Adviser. The Adviser had agreed to advance organization and offering expenses on behalf of the Company (including legal, accounting, and other expenses attributable to the organization, but excluding upfront selling commissions, dealer manager fees and Shareholder Servicing Fees) through the later of (i) the date that our aggregate NAV is at least $200.0 million and (ii) the second anniversary of the date on which we first calculate NAV, which is December 1, 2027. The Company will reimburse the Adviser for all such advanced expenses ratably over the 60 months following the date on which the Adviser stops advancing organization and offering expenses per the prior sentence. Thereafter, the Company will reimburse the Adviser for any organization and offering expenses as and when incurred.
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
The following table provides a breakdown of our total NAV and NAV per share by class, both non-GAAP measures, as of September 30, 2026 (amounts in thousands, except share and per share data):

NAV per share	Class J Shares	Class E Shares	Total
NAV	$156,691	$8,049	$164,740
Number of outstanding shares	7,777,301	395,936	8,173,237
NAV per share	$20.1472	$20.3299
DISTRIBUTIONS
Beginning in January 2026, we have declared monthly distributions for each class with outstanding common shares, which have generally been paid 20 days after month-end. Each class of our common shares received the same aggregate net distribution of $1.5300 per share for the nine months ended September 30, 2026.

The following table details the total net distributions for each of our share classes through September 30, 2026:

Record Date	Class J	Class E
January 30, 2026	$0.1700	$0.1700
February 27, 2026	0.1700	0.1700
March 31, 2026	0.1700	0.1700
April 30, 2026	0.1700	0.1700
May 29, 2026	0.1700	0.1700
June 30, 2026	0.1700	0.1700
July 31, 2026	0.1700	0.1700
August 31, 2026	0.1700	0.1700
September 30, 2026	0.1700	0.1700
Total	$1.5300	$1.5300
The following table summarizes our distributions declared for the nine months ended September 30, 2026 (amounts in thousands):

	Nine Months Ended September 30, 2026
Distributions:	Amount	Percentage
Payable in cash	$5,497	57%
Reinvestable in shares	4,087	43%
Total Distributions	$9,584	100%

Sources of Distributions:
Cash flows from operating activities	$9,455	99%
Interest receivable	129	1%
Total Sources of Distributions	$9,584	100%
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We believe we have sufficient liquidity to operate our business, with $4.8 million of immediate liquidity as of September 30, 2026, which is comprised of cash and cash equivalents. Aside from cash flows from operations, we obtain incremental liquidity through the sale of our common shares.
We expect to generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) cash flows from our operations, (iii) existing borrowing facilities and any financing arrangements we may enter into in the future and (iv) any future offerings of our equity or debt securities. We may also generate incremental liquidity through the sale of our loan investment assets.
Our primary uses of cash will be for (i) the acquisition of our target assets in accordance with our investment guidelines or ongoing advances related to those initial acquisitions, (ii) the cost of operations (including the management fee and performance fee), (iii) debt service of any borrowings, (iv) periodic repurchases, including under our share repurchase plan, and (v) cash distributions (if any) to the holders of our shares to the extent authorized and declared.
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
Advances under the RTL-C Repurchase Agreement accrue interest at a per annum rate based on term Secured Overnight Financing Rate (“Term SOFR”) plus a pricing spread (as defined in the RTL-C Repurchase Agreement). The maturity date of the RTL-C Facility is any date on which the Funding Period (as defined in the RTL-C Repurchase Agreement) has expired and no transactions are then outstanding or six months after the date on which the Funding Period has expired. Churchill may end the Funding Period on 180 days’ notice.
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
On March 18, 2026, the Company entered into an uncommitted revolving Futures Margin Finance Agreement (the “Margin Finance Facility”) with Macquarie Bank Limited (“MBL”), under which MBL may in its sole discretion advance up to $1.5 million, including accrued interest, to fund initial margin on the Company’s exchange-traded futures account. Advances bear interest at Secured Overnight Financing Rate (“SOFR”), subject to a floor of zero, plus 2.00% per annum, are secured by that account and mature on March 18, 2031, subject to MBL’s right to demand repayment on thirty calendar days’ notice and either party’s right to terminate the agreement at any time. The Margin Finance Facility was first drawn on September 11, 2026.
As of September 30, 2026, we had outstanding indebtedness of $512.9 million, all of which was incurred under the RTL-C Facility, TRS-W Facility and Margin Finance Facility.
CASH FLOWS
The following table provides a breakdown of the net change in our cash and cash equivalents and restricted cash:

	Nine Months Ended September 30,	For the Period of July 31, 2025 (date of formation) through September 30,
	2026	2025
Beginning of period — cash and cash equivalents and restricted cash	$7,645	$—

Cash flows provided by operating activities	9,455	—(1)
Cash flows used in investing activities	(407,960)	—
Cash flows provided by financing activities	401,324	2
Net Increase in Cash and Cash Equivalents and Restricted Cash	2,819	2

End of Period — Cash and Cash Equivalents and Restricted Cash	$10,464	$2
(1)Amount is presented as zero as it is less than $1 thousand.
Operating Activities
Cash flows provided by operating activities were $9.5 million and were primarily driven by interest income from our investments in RTLs and NQMs.

Investing Activities
Cash flows used in investing activities were $408.0 million and were related to purchases of RTLs and NQMs.
Financing Activities
Cash flows provided by financing activities were $401.3 million and were related to borrowings under our secured financings of $421.1 million and new subscriptions for common shares of $100.2 million, partially offset by $115.2 million of secured financing repayments and $4.7 million of cash distributions.
RECENT ACCOUNTING DEVELOPMENTS
See Note 2 of our consolidated financial statements in this Quarterly Report on Form 10-Q.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. Our critical accounting estimates are described in the Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2025 Form 10-K. There have been no material changes to those estimates during the nine months ended September 30, 2026. See Note 2 to our consolidated financial statements included in this report for a description of our accounting policies.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2026, the Company had commitments to fund additional advances on existing RTL loans up to $219.1 million.
INTEREST RATE RISK MANAGEMENT
We finance a substantial portion of our loan portfolio with floating-rate secured financings that bear interest at a spread over SOFR. An increase in short-term interest rates increases our interest expense on those financings and, to the extent not offset by increases in income on our investments or gains on our economic hedging instruments, may reduce or adversely affect our net interest income and our net asset value.
To hedge a portion of that exposure, we have entered into short positions in exchange-traded interest rate futures that provide economic exposure equivalent to paying a fixed rate and receiving a floating rate indexed to SOFR. As of September 30, 2026, we held three-year Eris SOFR swap futures contracts with an aggregate notional amount of $203.0 million, or approximately 40% of the $512.9 million of floating-rate secured financings outstanding on that date. Increases in SOFR that raise our interest expense on our floating-rate secured financings are expected to be offset in part by gains on the futures positions, and decreases in SOFR that lower our interest expense are expected to be offset in part by losses on the positions.
The contracts mature in September 2029 and December 2029, with a weighted average remaining term of 38 months as of September 30, 2026. We expect to continue to hold the positions against our floating-rate secured financings as those financings are repaid, refinanced or replaced. To the extent our floating-rate borrowings decline below the notional amount of the positions, a portion of the positions would no longer correspond to an underlying borrowing.
Effect on Reported Results — Our derivative instruments are economic hedges that are not designated as hedges for accounting purposes. As a result, gains and losses in the fair value of the position are recognized in our results of operations in the period in which they occur, while the interest expense the positions are intended to offset is recognized over the terms of our floating-rate secured financings as the interest expense accrues. Our reported results in any period will therefore reflect the full effect of changes in interest rates on the futures position without a corresponding offset in the same period and may be more volatile than our underlying economic exposure. This effect reverses over the life of the positions and the related financings.
Risks Not Addressed by the Positions — The positions hedge a portion of the interest rate risk on our floating-rate secured financings. They do not manage credit spread risk on our loan investments, changes in the fair value of our loans resulting from changes in interest rates, prepayment risk or the risk that the credit spread over SOFR on our financings increases. They are also subject to basis risk to the extent the index or tenor of the positions does not correspond exactly to the index or repricing of those financings. The positions are also subject to initial margin requirements, which may increase on short notice and require us to post additional cash. Margin we post is collateral and does not settle our positions, which settle in cash only when closed.

SUBSEQUENT EVENT HIGHLIGHTS
Capital Raise Activity
Since October 1, 2026 through the date of this Quarterly Report on Form 10-Q, the Company issued the following shares, including shares issued under the Company's distribution reinvestment plan (amounts in thousands except share data):

	Number of Shares Issued	Gross Proceeds
Class J Shares	188,874	$3,805
Class E Shares	8,258	168
Total	197,132	$3,973
Distributions
Since October 1, 2026 through the date of this Quarterly Report on Form 10-Q, the Company declared the following distributions per share:

Declaration Date	Record Date	Class J Shares	Class E Shares	Payment Date
October 30, 2026	October 30, 2026	$0.1700	$0.1700	November 20, 2026
Entry into Amendment No. 1 to the Advisory Agreement
On November 9, 2026, the Company and the Adviser entered into the Amendment to the Advisory Agreement to extend the period during which the Adviser is required to advance Organization and Offering Expenses (as defined in the Advisory Agreement), thereby deferring the commencement of the Company’s reimbursement of those expenses. As amended, this period continues through the later of (i) the date on which the Company’s aggregate NAV is at least $200.0 million and (ii) December 1, 2027, the second anniversary of the date on which the Company first calculated NAV. The Company does not currently anticipate additional advances of such expenses during the extension period. Previously advanced expenses will remain reimbursable in 60 equal monthly installments following the end of the advancement period. All other terms of the Advisory Agreement remain unchanged.
The description above is qualified in its entirety by reference to the copy of the Amendment, which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Neither we nor the Adviser is currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal and regulatory proceedings in the ordinary course of business.
ITEM 1A. RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” section in the 2025 Form 10-K filed with the Securities and Exchange Commission. For the quarter ended September 30, 2026, there were no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the three months ended September 30, 2026, we sold equity securities that were not registered under the Securities Act as described below. As described in Note 10, “Related Party Transactions,” to our consolidated financial statements, the Adviser may elect to receive its management fee in cash or Class E shares. During the three months ended September 30, 2026, the Adviser elected to receive its management fees in Class E shares and we issued 10,469 unregistered Class E shares to the Adviser in satisfaction of the management fees totaling $212.3 thousand for the period from May through July 2026. This issuance to the Adviser was made pursuant to Section 4(a)(2) of the Securities Act.
During the three months ended September 30, 2026, the Company issued 926,361 Class J shares and no Class E shares for aggregate net proceeds of approximately $18.8 million (inclusive of upfront selling commissions of $0.1 million). During the three months ended September 30, 2026, the Company issued 81,600 Class J shares and 913 Class E shares for aggregate net proceeds of approximately $1.7 million as part of the distribution reinvestment plan. The offer and sale of these shares were exempt from the registration provisions of the Securities Act, pursuant to Section 4(a)(2) and Regulation D thereunder.
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
The repurchase price for repurchases will generally be based on the NAV per share of the applicable class as of the last calendar day of the prior month, except that shares tendered for repurchase within the first 12 months of issuance will be repurchased at 95% of the transaction price, reflecting a 5% deduction from that price (an “Early Repurchase Deduction”). The holding period is measured as of the closing date immediately preceding the prospective Repurchase Date. Subject to our ability to meet the applicable REIT tax requirements, the Early Repurchase Deduction may only be waived in the case of repurchase requests arising from the death or qualified disability of the holder and in other limited circumstances.
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

During the three months ended September 30, 2026, no common shares were repurchased pursuant to the Company’s share repurchase plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Entry into Amendment No. 1 to the Advisory Agreement
On November 9, 2026, the Company and the Adviser entered into the Amendment to the Advisory Agreement to extend the period during which the Adviser is required to advance Organization and Offering Expenses (as defined in the Advisory Agreement), thereby deferring the commencement of the Company’s reimbursement of those expenses. As amended, this period continues through the later of (i) the date on which the Company’s aggregate NAV is at least $200.0 million and (ii) December 1, 2027, the second anniversary of the date on which the Company first calculated NAV. The Company does not currently anticipate additional advances of such expenses during the extension period. Previously advanced expenses will remain reimbursable in 60 equal monthly installments following the end of the advancement period. All other terms of the Advisory Agreement remain unchanged.
The description above is qualified in its entirety by reference to the copy of the Amendment, which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q.

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

3.3	Bylaws of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)
4.1	Distribution Reinvestment Plan of the Company (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)
4.2	Share Repurchase Plan of the Company (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 10 filed on November 25, 2025 and incorporated by reference herein)
10.1*	Amendment No. 1 to the Advisory Agreement between the Company and RCM GA Manager LLC, dated as of November 9, 2026
10.2
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
101
The following information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Changes in Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements

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
Date: November 10, 2026
	By:	/s/ Michael Nierenberg
Name: Michael Nierenberg Title: Chief Executive Officer and Co-Chief Investment Officer, Trustee

Date: November 10, 2026
	By:	/s/ Nicola Santoro, Jr.
Name: Nicola Santoro, Jr. Title: Chief Financial Officer and Chief Accounting Officer